Form 10-Q
period 2021-06-30
Century Therapeutics, Inc.
filed 2021-08-12
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-40498

Century Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2040295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3675 Market Street Philadelphia, Pennsylvania (Address of principal executive offices)	19104 (Zip Code)

(267) 817-5790

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IPSC	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2021, the registrant had 54,404,091 shares of common stock, $0.0001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	7
Item 1.	Financial Statements:	7
	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	7
	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020 (unaudited)	8
	Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (unaudited)	9
	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	11
	Notes to Unaudited Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	102
Item 3.	Defaults Upon Senior Securities	104
Item 4.	Mine Safety Disclosures	104
Item 5.	Other Information	104
Item 6.	Exhibits	104
Signatures		106

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements include, but are not limited to, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical nature of our business and our ability to successfully advance our current and future product candidates through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the extent to which the COVID-19 pandemic, including the emergence of new variants of COVID-19, such as the delta variant, and measures taken to contain its spread ultimately impact our business, including development activities, preclinical studies, and future clinical trials;
●	our dependence on the success of our product candidates, in particular CNTY-101, CNTY-103, and CNTY-102;
●	the novelty of our approach to immuno-oncology treatment of cancer, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and future clinical trials;
●	the timing of our future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of such IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk factors” in this Quarterly Report on Form 10-Q.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We intend the forward-looking statements contained in this Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

SUMMARY RISK FACTORS

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q as part of your evaluation of an investment in our common stock.

●	We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses in the foreseeable future;
●	We have never generated revenue from product sales and may never achieve or maintain profitability;
●	We are very early in our development efforts and our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize our current and future product candidates;
●	We are highly dependent on the success of our lead product candidate, CNTY-101 and our other product candidates;
●	We are highly dependent on our strategic relationships and collaborations and any termination or loss of significant rights under such arrangements with our strategic partners could seriously harm our business;
●	The COVID-19 pandemic may materially and adversely affect our business and our financial results and could cause a disruption to our supply chain and the development of our product candidates;
●	Utilizing CAR-iNK and CAR-iT cells represents a novel approach to immuno-oncology treatment of cancer, and we must overcome significant challenges in order to develop, commercialize, and manufacture our product candidates;
●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	As an organization, we have no experience designing or implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs;
●	The manufacture and distribution of our iPSC-derived cell product candidates is complex and subject to a multitude of risks;
●	We currently rely on third parties for the manufacture of our product candidates for development, however, we intend to operate our own manufacturing facility in the future for the production of certain of our product candidates. Delays in designing and constructing cGMP-compliant manufacturing facilities could delay our development plans and thereby limit our ability to generate revenues;

●	If we are unable to successfully commercialize CNTY-101 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed;
●	We face significant competition, and if our competitors develop product candidates more rapidly than we do or their product candidates are more effective, our ability to develop and successfully commercialize products may be adversely affected;
●	We may face difficulties in obtaining, protecting, maintaining, and enforcing our intellectual property rights, including intellectual property rights that are licensed to us;
●	We do not currently own any issued patents or non-provisional patent applications relating to our product candidates;
●	The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses; and
●	Our executive officers, directors, principal stockholders, and their affiliates continue to exercise significant control over our company, which limits the ability of our other stockholders to influence corporate matters and could delay or prevent a change in corporate control.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2021	December 31,
	(unaudited)	2020
Assets

Current assets
Cash and cash equivalents	$272,277	$27,211
Short-term investments	125,290	48,542
Escrow deposits, current	419	783
Prepaid expenses and other current assets	4,625	2,261
Total current assets	402,611	78,797

Property and equipment, net	34,462	15,385
Operating lease right-of-use assets	12,251	9,392
Restricted cash	2,235	517
Escrow deposits, non-current	555	723
Long-term investments	42,474	1,053
Security deposits	1,042	909
Total assets	$495,630	$106,776

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)

Current liabilities
Accounts payable	$13,427	$8,082
Accrued expenses and other liabilities	6,832	4,030
Deposit liability	966	—
Total current liabilities	21,225	12,112

Operating lease liability, long term	14,752	11,679
Deposit liability, non-current	2,268	—
Long-term debt, net	9,788	9,636
Total liabilities	48,033	33,427

Commitments and contingencies (Note 11)
Non-cumulative convertible preferred stock, Series A, $ 0.0001 par value, 0 and 35,000,000 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	34,922
Non-cumulative convertible preferred stock, Series B, $ 0.0001 par value, 0 and 26,143,790 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	144,839
Stockholders' equity (deficit):
Preferred stock, $ 0.0001 par value, 10,000,000 and 0 shares authorized at June 30, 2021 and December 31, 2020, respectively, and 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 and 125,236,190 shares authorized; 54,404,091 and 7,481,861 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	1
Additional paid-in capital	781,558	217,832
Subscription receivable	—	(31,900)
Accumulated deficit	(333,963)	(292,342)
Accumulated other comprehensive loss	(3)	(3)
Total stockholders’ equity (deficit)	447,597	(106,412)
Total liabilities and stockholders’ equity (deficit)	$495,630	$106,776

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses
Research and development	$18,933	$8,484	$34,307	$16,427
General and administrative	4,088	2,310	6,776	4,360
Write off of in-process research and development asset	-	4,722	-	4,722
Total operating expenses	23,021	15,516	41,083	25,509

Loss from operations	(23,021)	(15,516)	(41,083)	(25,509)

Interest expense	(318)	—	(632)	—
Other income, net	66	215	94	535
Net loss	$(23,273)	$(15,301)	$(41,621)	$(24,974)

Net loss per common share Basic and Diluted	(1.93)	(2.05)	(4.26)	(3.34)
Weighted average common shares outstanding Basic and Diluted	12,044,610	7,481,861	9,775,840	7,481,861
Other comprehensive loss
Net loss	$(23,273)	$(15,301)	$(41,621)	$(24,974)
Unrealized gain on short-term investments	32	97	5	124
Foreign currency translation adjustment	(9)	—	(5)	—
Comprehensive loss	$(23,250)	$(15,204)	$(41,621)	$(24,850)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

												Accumulated
	Series A		Series B		Series C							Other
	Convertible		Convertible		Convertible				Additional			Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Loss)	Equity (Deficit)
Balance, December 31, 2020	35,000,000	$34,922	26,143,790	$144,839	—	$—	7,481,861	$1	$217,832	$(31,900)	$(292,342)	$(3)	$(106,412)
Receipt of subscription receivable	—	—	—	—	—	—	—	—	—	31,900	—	—	31,900
Issuance of Series C preferred stock, net	—	—	—	—	24,721,999	159,628	—	—	—	—	—	—	—
Net assets contributed as result of merger	—	—	—	—	—	—	—	—	1,061	—	—	—	1,061
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	40,790	—	47	—	—	—	47
Vesting of restricted stock	—	—	—	—	—	—	150,799	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	199,083	—	123	—	—	—	123
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	4	4
Stock based compensation	—	—	—	—	—	—	—	—	95	—	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(18,348)	—	(18,348)
Balance, March 31, 2021	35,000,000	$34,922	26,143,790	$144,839	24,721,999	$159,628	7,872,533	$1	$219,158	$—	$(310,690)	$(26)	$(91,557)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	—	—	—	—	12,132,500	1	221,184	—	—	—	221,185
Conversion of convertible preferred stock upon initial public offering	(35,000,000)	(34,922)	(26,143,790)	(144,839)	(24,721,999)	(159,628)	34,126,528	3	339,385	—	—	—	339,388
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	79,796	—	74	—	—	—	74
Vesting of restricted stock	—	—	—	—	—	—	130,463	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	62,271	—	46	—	—	—	46
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	32	32
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Stock based compensation	—	—	—	—	—	—	—	—	1,711	—	—	—	1,711
Net loss	—	—	—	—	—	—	—	—	—	—	(23,273)	—	(23,273)
Balance, June 30, 2021	—	$—	—	$—	—	$—	54,404,091	$5	$781,558	$—	$(333,963)	$(3)	$447,597

										Accumulated
	Series A		Series B							Other
	Convertible		Convertible				Additional			Comprehensive	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Loss)	Deficit
Balance, December 31, 2019	35,000,000	$34,992	26,143,790	$144,839	7,481,861	$1	$216,910	$(70,000)	$(238,767)	$(3)	$(91,859)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	27	27
Stock based compensation	—	—	—	—	—	—	221	—	—	—	221
Net loss	—	—	—	—	—	—	—	—	(9,673)	—	(9,673)
Balance, March 31, 2020	35,000,000	$34,992	26,143,790	$144,839	7,481,861	$1	$217,131	$(70,000)	$(248,440)	$24	$(101,284)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	97	97
Stock based compensation	—	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	—	(15,301)	—	(15,301)
Balance, June 30, 2020	35,000,000	$34,992	26,143,790	$144,839	7,481,861	$1	$217,268	$(70,000)	$(263,741)	$121	$(116,351)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(41,621)	$(24,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in-process research and development asset	—	4,722
Depreciation	1,653	482
Amortization of deferred financing cost	152	—
Non-cash operating lease expense	442	110
Stock based compensation	1,806	358
Change in operating assets and liabilities:
Escrow deposit	532	(1,506)
Prepaid expenses and other assets	(2,497)	1,360
Operating lease liability	132	959
Accounts payable	(3,562)	797
Accrued expenses and other liabilities	2,295	(1,132)
Net cash used in operating activities	(40,668)	(18,824)

Cash flows from investing activities
Acquisition of property and equipment	(12,513)	(3,415)
Acquisition of fixed maturity securities, available for sale	(142,069)	(4,415)
Asset acquisition, net of cash acquired	—	(4,722)
Sale of fixed maturity securities, available for sale	23,900	10,100
Net cash used in investing activities	(130,682)	(2,452)

Cash flows from financing activities
Payments of deferred financing cost	—	(11)
Proceeds from initial public offering, net of underwriting discounts and commissions	221,878	—
Proceeds from issuance of common stock	121	—
Proceeds from early exercises of common stock options	2,281	—
Proceeds from subscription receivable	31,900	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	159,628	—
Cash contributed as a result of merger	2,326	—
Net cash provided by (used in) financing activities	418,134	(11)

Net increase (decrease) in cash, cash equivalents, and restricted cash	246,784	(21,287)

Cash, cash equivalents and restricted cash, beginning of period	27,728	44,064

Cash, cash equivalents and restricted cash, end of period	$274,512	$22,777

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$483	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock upon initial public offering	$339,388	$—
Purchase of property and equipment, accrued and unpaid	$8,214	$150
Deferred offering cost, accrued and unpaid	$693	$—

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and description of the business

The Company (as defined below) is an innovative biotechnology company developing transformative allogeneic cell therapies to create products for the treatment of both solid tumor and hematological malignancies with significant unmet medical need. The Company’s vision is to become a premier cell therapy company by developing and ultimately commercializing allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening cancers. The Company has created a comprehensive allogeneic cell therapy platform that includes industry-leading induced pluripotent stem cell (“IPSC”) differentiation know-how to generate immune effector cells from iPSCs, clustered regularly interspaced short palindromic repeats (“CRISPR”) mediated precision gene editing that allows the Company to incorporate multiple transgenes and remove target genes intended to optimize cell product performance, sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, Allo-EvasionTM technology to prevent rejection of its cell products by the host immune system, and cutting edge manufacturing capabilities intended to minimize product development and supply risk. To achieve the Company’s vision, the Company has assembled a world-class team whose members collectively have decades of experience in cell therapy and drug development, manufacturing, and commercialization.

Century Therapeutics, Inc. (“Prior Century”), was incorporated in the state of Delaware on March 5, 2018. Since inception, Prior Century has devoted substantially all of its time and efforts to performing research and development activities and raising capital.

On June 5, 2019, Century Therapeutics, LLC (the “Company”) was formed by Prior Century and entered into an LLC Agreement (“Agreement”). On June 21, 2019, Prior Century, through the execution of a commitment agreement and other transaction documents (altogether the “Commitment Agreement”) with Bayer Health, LLC (“Bayer”), financed the creation of the Company and amended the Agreement to account for the provisions in the Commitment Agreement that outlined the rights, obligations, and capital contributions of both Bayer and Prior Century in accordance with the newly executed and amended Agreement and related Commitment Agreement (the “Transaction”). The Transaction resulted in Prior Century contributing substantially all of its assets, liabilities, and operations in exchange for a retained 72% equity interest in the Company. Subsequent to June 21, 2019, Prior Century had no significant operations and accounted for its interest in the Company under the equity method of accounting.

In June 2020, the Company formed Century Therapeutics Canada ULC (“Century Canada”), a wholly owned subsidiary, to acquire the assets of Empirica Therapeutics, Inc. (“Empirica”).

On February 25, 2021, the Company converted from a Delaware limited liability company to a Delaware corporation, and changed its name to “CenturyTx, Inc.” Upon completion of this conversion, Prior Century merged with and into CenturyTx, Inc., with CenturyTx, Inc. as the surviving entity and CenturyTx, Inc. changed its name to “Century Therapeutics, Inc.” In connection with this merger, the holders of equity interests in Prior Century received equivalent equity interests in Century Therapeutics, Inc.

On June 22, 2021, the Company completed its initial public offering (“IPO”) of 10,550,000 shares of Common Stock. On June 22, 2021, the Company sold an additional 1,582,500 shares of Common Stock from the exercise of the overallotment option granted to the underwriters in the IPO. The public offering price of the shares sold in the IPO was $20.00 per share. The Company raised a total of $242,650 in gross proceeds from the offering, or $221,185 in net proceeds after deducting underwriting discounts and commissions of $16,985 and other offering costs of approximately $4,480. Upon the closing of the offering, all shares of the Company’s redeemable convertible preferred stock automatically converted into 34,126,528 shares of common stock.

Principles of Consolidation

The consolidated financial statements include the consolidated financial position and consolidated results of operations of the Company and Century Canada. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited operating history and its prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the biotechnology and pharmaceutical industries. These risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability.

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three and six months ended June 30, 2021, the Company incurred a net loss of $23,273 and $41,621 respectively and for the six months ended June 30, 2021, used $40,668 of cash for operations. Cash and cash equivalents and short and long-term investments were $440,041 at June 30, 2021. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at-least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s final prospectus that forms part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-256648) and filed with the SEC pursuant to Rule 424(b)(4) on June 21, 2021. Since the date of those financial statements, there have been no changes to its significant accounting policies.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2021, the consolidated statements of operations and comprehensive loss, and consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2021 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2020 has been derived from our audited consolidated financial statements.

Merger and capital restructuring

Upon the conversion of Century Therapeutics, LLC to a corporation and the merger of the newly converted corporation with Prior Century, the existing capital structure of Century Therapeutics, LLC was restructured with no consideration transferred. In accordance with ASC 505-10-S99-4, such a restructuring requires retroactive effect within the balance sheets presented. As such, the Company retroactively adjusted its consolidated balance sheets to cancel the existing LLC units and give effect to their conversion into capital stock of the Company as if those effects happened as of January 1, 2020. See Note 10 for further information on the Company’s capital restructuring.

Reverse Stock Split

In June 2021, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 2.5161-for-1 reverse stock split of the Company’s common stock, which was effected on June 11, 2021. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. The par value of the common stock was not adjusted as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of the convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All common share and per share data have been retrospectively revised to reflect the reverse stock split.

Segment information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages the business as one operating segment.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuations supporting stock compensation and the estimation of the incremental borrowing rate for operating leases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of June 30, 2021 and December 31, 2020, the Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, uncertainty of market acceptance of its products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships, and dependence on key individuals.

Products developed by the Company require clearances from the U.S. Food and Drug Administration or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s future products will receive the necessary clearances. If the Company was denied clearance, clearance was delayed, or if the Company was unable to maintain clearance, it could have a material adverse impact on the Company.

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. Vaccines were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity. Certain variants of COVID-19, such as the delta variant, are proving to be more easily spread than earlier variants. The continued low vaccination rate, and the emergence of new variants which could prove resistant to existing vaccines could again result in major disruptions to businesses and markets worldwide. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact its operations or financial results is uncertain.

Fair value of financial instruments

The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2	Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3	Inputs are unobservable in which there is little or no market data available, which require the reporting entity to develop its own assumptions that are unobservable.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Cash and cash equivalents

Management considers all highly liquid investments with an insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Restricted cash

As of June 30, 2021 and December 31, 2020, the Company had $2,235 and $517 in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$272,277	$27,211
Restricted cash	2,235	517
Cash, cash equivalents, and restricted cash	$274,512	$27,728

Fixed maturity securities

The Company invests in fixed maturity securities including U.S. Treasury bills and bonds as well as corporate bonds. The investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses are determined by comparing the fair market value of the securities with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the statement of operations. The cost of securities sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security. Securities with an original maturity date greater than three months that mature within one year of the balance sheet date are classified as short-term, while investments with a maturity date greater than one year are classified as long-term.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of Century Canada is the Canadian dollar. Assets and liabilities of Century Canada are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive loss or income on the company’s consolidated balance sheets. Gains and losses resulting from foreign currency transactions are reflected within the Company’s consolidated statements of operations and comprehensive loss. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Intercompany payables and receivables are considered to be long-term in nature and any change in balance due to foreign currency fluctuation is included as a component of the Company’s consolidated comprehensive loss and accumulated other comprehensive loss within the Company’s consolidated balance sheets.

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted- average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three and six months ended June 30, 2021 and 2020.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 15) prior to vesting. The Shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At June 30, 2021, $3,234 was recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase. At December 31, 2020, there was no deposit liability as the initial deposit liability was recognized on February 25, 2021 when the merger discussed in Note 2 occurred.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	June 30, 2021	December 31, 2020
Total shares legally outstanding	56,437,204	8,865,992
Less: unvested early exercised shares	(1,161,937)	(330,629)
Less: unvested restricted stock	(871,176)	(1,053,502)
Total shares issued and outstanding	54,404,091	7,481,861

Restricted stock

In 2018, the Company issued 1,704,256 restricted stock awards at a purchase price of $0.03 per share. In 2019, the Company issued 850,312 restricted stock awards at a weighted average purchase price of $0.70 per share. In October 2019, the Company repurchased 298,080 shares at $1.03 per share. In 2021, the Company issued 98,936 restricted stock awards. As of June 30, 2021, the number of restricted stock awards vested were 1,484,246. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The Company recorded stock-based compensation expense for these awards of $89 and $128, respectively, for the three and six months ended June 30, 2021, in the statements of operations and comprehensive loss. The Company recorded stock-based compensation expense for these awards of $39 and $78, respectively, for the three and six months ended June 30, 2020, in the statements of operations and comprehensive loss.

Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The update also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update can be adopted on either a fully retrospective or a modified retrospective basis. The Company adopted ASU 2020-06, effective January 1, 2021, which did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2020, and earlier adoption is permitted. The Company adopted this standard on January 1, 2021 and adoption had no impact on its consolidated financial statements.

Note 3—Initial capitalization

On June 21, 2019, Prior Century and Bayer entered into a Commitment Agreement to initially capitalize the Company. The Commitment Agreement called for capital contributions from Prior Century and Bayer as follows:

Century Capital Contributions

In exchange for issuing 67,226,891 common units to Prior Century, the Company acquired substantially all of Prior Century’s assets, assumed all of its liabilities and assumed the operations of Prior Century.

The Company evaluated the acquisition under the guidance within ASU 2017-01, “Clarifying the Definition of a Business” and concluded that the group of assets acquired did not meet the definition of a business, and, as such, the acquisition was accounted for under the asset acquisition model. The definition of a business was not met because substantially all the fair value of the assets acquired were concentrated in an in-process research and development (“IPR&D”) asset. In an asset acquisition, the total transaction cost is allocated between the acquired identified tangible and intangible assets based on relative fair value.

Total transaction costs for the assets acquired were $252,107, which was the fair value of the equity interests issued to Prior Century, with no additional capitalizable transaction costs. Equity issuance costs related to Prior Century were $407, which were recorded as a reduction to members’ equity. The relative fair value allocation was as follows:

As of June 21, 2019
Cash and cash equivalents	$25,163
IPR&D	225,946
Property and equipment	1,034
Other current assets	578
Other non-current assets	669
Current liabilities	(1,283)
Total	$252,107

Under the asset acquisition model, an entity that acquires IPR&D assets follows the guidance in ASC 730, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be initially allocated a portion of the consideration transferred and then charged to expense at the acquisition date. The IPR&D asset acquired was Prior Century’s comprehensive allogenic cell therapy platform. As the IPR&D asset has no alternative future use to the Company, the Company charged $225,946 to expense within its consolidated statements of operations in 2019.

Bayer Capital Contributions

In accordance with the Commitment Agreement, Bayer agreed to provide an aggregate cash capital contribution of $215,000. The Bayer cash commitment was split into capital contributions of $145,000 (“Tranche 1”) and $70,000 (“Tranche 2”). Tranche 2 was eliminated in connection with the Series C preferred financing. See Note 10.

Bayer Rights

In connection with the Commitment Agreement, Bayer was granted approval and veto rights over certain decisions related to the operations of the Company through its manager representation on the Company’s Board of Managers. Prior Century holds similar rights.

Tranche 1 was funded in exchange for 26,143,790 common units, with $75,000 paid at closing and the remaining $70,000 due upon the Company meeting certain development milestones or in 3 years.

During 2019, the Company received $74,839 from Tranche 1, net of equity issuance costs of $161. The Company accounts for the $70,000 as a subscription receivable, which is recorded as contra-equity within its consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit).

On June 18, 2020, the Company, Prior Century and Bayer executed an amendment to the Commitment Agreement to modify the terms for the Company to receive the remaining Tranche 1 subscription receivable of $70,000. In November 2020, the Company received proceeds of $38,100 of the Tranche 1 subscription receivable. The remaining $31,900 was received in January 2021. The Commitment Agreement terminated in connection with the Series C Preferred financing, and Bayer has no obligation to invest any additional amounts.

Bayer Option Agreement

As a condition of the Tranche 1 closing, Bayer and Prior Century were required to enter into an Option Agreement, pursuant to which Bayer was provided the right of first refusal to acquire certain products researched and developed by the Company.

Note 4—Asset purchase by Century Therapeutics Canada ULC

On June 9, 2020, Century Canada and the Company entered into an agreement with Empirica, a company focused on the development of adoptive immunotherapies against aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis. Under the terms of the Empirica Agreement, the Company acquired an IPR&D asset. Cash of $4,519 was paid at closing and transaction expenses totaled $203. The Company also deposited $1,506 in escrow (the “Escrow Deposit”). Release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal annual installments over a three-year period related to continuing services by certain Empirica shareholders who are employed by the Company. As of June 30, 2021 and December 31, 2020, accrued compensation expense on the promissory note was $533 and $282, which is presented within accrued expenses and other liabilities on the consolidated balance sheets.

Total consideration of the asset acquisition was as follows:

June 9, 2020
Cash paid to Sellers at close	$4,516
Seller expenses paid by the Company	3
Buyer transaction expenses	203
Total consideration	$4,722

IPR&D	$4,722

The Company evaluated the acquisition under the guidance within ASU 2017-01, “Clarifying the Definition of a Business” and concluded that the group of assets acquired did not meet the definition of a business, and, as such, the acquisition was accounted for under the asset acquisition model. The definition of a business was not met because substantially all the fair value of the asset acquired was concentrated in an IPR&D asset.

As the IPR&D asset has no alternative future use, the Company charged $4,722 to expense within its consolidated statements of operations for the three and six months ended June 30, 2020.

Note 5—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2021, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$269,306	—	—	$269,306
U.S. Treasury	11,997	—	—	11,997
Corporate bonds	—	155,767	—	155,767
Total	$281,303	$155,767	$—	$437,070

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2020, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$24,284	—	—	$24,284
U.S. Treasury	9,525	—	—	9,525
Corporate bonds	—	40,070	—	40,070
Total	$33,809	$40,070	$—	$73,879

There were no transfers between levels during the period ended June 30, 2021. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of June 30, 2021:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$11,997	$2	$(2)	$11,997
Corporate bonds	155,754	34	(21)	155,767
Total	$167,751	$36	$(23)	$167,764

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2020:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$9,518	$7	$—	$9,525
Corporate bonds	40,069	8	(7)	40,070
Total	$49,587	$15	$(7)	$49,595

The following table provides the maturities of our fixed maturity available-for-sale securities:

	June 30, 2021	December 31, 2020
Less than one year	$125,290	$48,542
One to five years	42,474	1,053
	$167,764	$49,595

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

Note 6—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	June 30,	December 31,
	2021	2020
Research and development	$127	$97
Insurance	2,989	—
Software licenses and other	850	760
Reimbursement receivable	137	908
Warranties	522	240
Other	—	256
Total prepaid expenses and other current assets	$4,625	$2,261

Note 7—Property and equipment, net

The following is a summary of property and equipment, net:

	June 30,	December 31,
	2021	2020
Lab equipment	$15,294	$8,941
Leasehold improvements	8,148	1,964
Construction in progress	13,353	5,771
Computer software and equipment	601	214
Furniture and fixtures	297	76
Total	37,693	16,966
Less: Accumulated depreciation	(3,231)	(1,581)
Property and equipment, net	$34,462	$15,385

Depreciation expense was $935 and $282 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $1,653 and $482 for the six months ended June 30, 2021 and 2020, respectively.

Note 8—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	June 30,	December 31,
	2021	2020
Payroll and bonuses	$2,034	$3,132
Interest	80	82
Professional and legal fees	4,056	524
Operating lease liability, current	594	240
Other	68	52
Total accrued expenses and other liabilities	$6,832	$4,030

Note 9—Long-term debt

The following is a summary of the Company’s indebtedness:

	June 30, 2021	December 31, 2020
Principal	$10,000	$10,000
Less: Debt discount attributable to warrants, net of accretion	(33)	(43)
Less: Unamortized deferred financing cost, net of accretion	(179)	(321)
Long-term debt, net	$9,788	$9,636

On September 14, 2020, the Company entered into a $10.0 million Term Loan Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Pursuant to the terms of the Loan Agreement, the Company borrowed $10.0 million (the “Tranche 1 Advance”) from the lenders at closing. Beginning January 1, 2021 and upon the achievement of certain development milestones and continuing through September 30, 2021 the Company may borrow an additional $10.0 million (the “Tranche 2 Advance”). The remaining $10.0 million tranche (“Tranche 3 Advance”) is subject to Hercules’ investment committee’s sole discretion.

The Loan Agreement has a four-year term, has a minimum cash covenant and an interest-only period of up to 24 months. If the Tranche 2 Advance is not drawn or the Company has achieved certain development milestones by September 30, 2021, then there is no minimum cash requirement. The Company was in compliance with all provisions of the Loan Agreement as of June 30, 2021. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 9.55%. The interest rate as of June 30, 2021 was 9.55%.

The Company incurred $410 in deferred financing costs. The Company is also required to pay the lenders an end of term fee of 3.95% of loan proceeds upon repayment or prepayment of any loans made under the Loan Agreement. The end of term fee is being recognized as interest expense and accreted over the term of the Loan Agreement using the effective interest method. The Company is also required to pay Hercules a prepayment charge equal to 2.00% of the loan amounts prepaid during the interest-only period and 1.00% thereafter on any loans made under the Loan Agreement.

The Company granted Hercules a lien on substantially all of the Company’s assets, excluding intellectual property.

The Company issued to Hercules warrants to purchase up to an aggregate of 16,112 shares of common stock. The warrants are exercisable for a period of ten years from the date of the issuance of each warrant at a per share exercise price equal to $13.96, subject to certain adjustments as specified in the warrants. The fair value of the warrants at issuance was $46. The Company accounted for the warrants as equity, and the fair value is recorded in additional paid-in capital. The warrant value is also recorded as a debt discount and classified as a contra- liability on the consolidated balance sheet and amortized to interest expense. If the Company borrows on the remaining two tranche advances outlined above, the Company will be required to issue warrants to Hercules equal to 2.25% of the aggregate amount funded.

Interest expense of the Loan Agreement is as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$242	$—	$480	$—
Amortization of debt issuance costs, including end of term fee accretion	76	—	152	—
	$318	$—	$632	$—

Included in accrued expenses in the accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020 were $80 and $82 of accrued interest.

Future principal payments due (including the end of term fee) under the Loan Agreement are as follows (in thousands):

Principal Payments
2021	$—
2022	1,039
2023	6,603
2024	2,753
2025	—
Total future payments	$10,395

Note 10—Stockholders’ Equity (Deficit)

On February 25, 2021, the Company converted from a Delaware limited liability company to a Delaware corporation, and changed its name to CenturyTx, Inc. Upon completion of this conversion, Prior Century merged with and into CenturyTx, Inc., with CenturyTx, Inc. as the surviving entity and changed its name to “Century Therapeutics, Inc.” In connection with this merger, the holders of equity interests, including Series A Preferred Stock, common stock, restricted common stock and stock options in Prior Century received equivalent equity interests in Century Therapeutics, Inc. Bayer’s common units in the Company were converted into Series B Preferred Stock.

Upon the execution of the preceding conversion on February 25, 2021, the Company entered into a stock purchase agreement with existing and new investors whereby the Company issued and sold 24,721,999 shares of Series C Preferred Stock with a par value of $0.0001, to investors at a price of $6.472 per shares for gross proceeds of $160,000.

Pursuant to its Amended Articles of Incorporation filed on February 25, 2021, the Company was authorized to issue 125,236,190 shares of $0.0001 par value common stock and 85,865,789 shares of $0.0001 par value Preferred Stock. Of the Preferred Stock, 35,000,000 shares are designated as Series A Preferred Stock, 26,143,790 are designated as Series B Preferred Stock and 24,721,999 are designated as Series C Preferred Stock.

On June 22, 2021 when the Company closed its IPO, all outstanding shares of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were converted into an aggregate of 34,126,528 shares of Common Stock automatically and without any action on the part of the holder thereof. The per share conversion price of each of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock was equal to $1.00, $5.55 and $6.472, respectively. The Company is authorized to issue up to 300,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share.

Note 11—Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

Distributed Bio Master Service Agreement

On July 24, 2019, the Company entered into a Master Service Agreement with Distributed Bio, Inc (“DBio”), whereby DBio will screen for protein binders that bind to specific therapeutic targets. The Company pays for such services according to a payment schedule, and if the Company brings the protein binders into the clinic for further development, DBio will receive milestone payments of up to $16,100 in total for each product as the products move through the clinical development and regulatory approval processes.

The Company had accrued expenses of $186 and $244 within accrued expenses and other liabilities as of June 30, 2021 and December 31, 2020, respectively, in its consolidated balance sheets related to the Master Service Agreement.

iCELL Inc. Sublicense Agreement

In March 2020, the Company entered into a Sublicense Agreement with iCELL Inc (“iCELL”) whereby iCELL granted the Company a license of certain patents and technology. The Company will pay iCELL royalties in the low single digits on net sales of the licensed product. In addition to the earned royalties, the Company will pay one- time sales milestones for the first time sales of the licensed product exceeding thresholds in a single calendar year, to a maximum of $70,000. iCELL will receive payments of up to $4,250 in development and regulatory approval milestone payments.

Note 12—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $1,042 and $909 within security deposits in its consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease expense:
Fixed lease cost	$514	$126	$1,062	$252
Variable lease cost	166	26	438	26
Short term lease expense	642	613	1,310	1,110
Total operating lease expense	$1,322	$765	$2,810	$1,388

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		June 30,	December 31,
	Location in Balance Sheet	2021	2020

Operating lease right-of-use asset, net	Operating lease right-of-use asset, net	$12,251	$9,392
Operating lease liability, current	Accrued expenses and other liabilities	$594	$240
Operating lease liability, long-term	Operating lease liability, long-term	14,752	11,679
Total operating lease liability		$15,346	$11,919

The following table reflects supplement lease term and discount rate information related to leases:

	As of June 30, 2021	As of December 31, 2020
Weighted-average remaining lease terms - operating leases	8.49 years	10.2 years
Weighted-average discount rate - operating leases	9.0%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$132	$959
Right-of-use assets obtained in exchange for lease obligations:	$3,295	$2,998

The following table reflects future minimum lease payments under noncancelable leases as of June 30, 2021:

Operating Leases
2021	$2,178
2022	2,811
2023	2,655
2024	2,726
2025	2,747
Thereafter	17,613
Total lease payments	30,730
Less: Imputed interest	(11,678)
Less: Tenant incentive receivable	(3,706)
Total	$15,346

The Company entered into one lease that had not commenced at June 30, 2021. As a result, future lease payments of approximately $17.3 million are not recorded on the Company’s consolidated balance sheets. The lease commences in January 2022 with a non-cancelable term of 10 years.

Note 13—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(23,273)	$(15,301)	$(41,621)	$(24,974)

Denominator
Weighted-average common shares for basic and diluted net loss per share	12,044,610	7,481,861	9,775,840	7,481,861

Basic and diluted net loss per common share	$(1.93)	$(2.05)	$(4.26)	$(3.34)

The Company’s potentially dilutive securities, which include the convertible preferred stock, restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted- average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the six months ended June 30, 2021 and 2020 because including them would have had an anti-dilutive effect.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Stock options to purchase common stock	5,505,511	2,853,392
Early exercised stock options subject to future vesting	1,161,937	2,246
Restricted stock award subject to future vesting	871,176	1,439,406
Warrants on long term debt	32,009	—
Convertible preferred stock	—	61,143,790
Total	7,570,633	65,438,834

Note 14—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. Prior Century matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $149 and $72 for the three months ended June 30, 2021 and 2020, respectively, and $361 and $135 for the six months ended June 30, 2021 and 2020 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

Note 15—Stock-based compensation

As part of the merger discussed in Note 2 above, the Company adopted from Prior Century, the 2018 Stock Option and Grant Plan (the “Plan”). The Plan provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board of Directors, and consultants of the Company under terms and provisions established by the Board of Directors. Under the terms of the Plan, options may be granted at an exercise price not less than fair market value. the Company generally grants stock-based awards with service conditions only. Stock awards granted typically vest over a four-year period but may be granted with different vesting terms. On June 17, 2021, this plan was replaced by the Century Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”) and future issuances of incentive awards will be governed by that plan.

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan).

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the board of directors on May 27, 2021. A total of 548,246 shares of common stock were initially reserved for issuance under this plan. No shares are issued or outstanding under the 2021 ESPP.

The Company recognizes the costs of the stock-based payments as the employees vest in the awards. For the three and six months ended June 30, 2021, the Company recognized $1,711 and $1,806 of stock-based compensation expense within the consolidated statement of operations. For the three and six months ended June 30, 2020, the Company recognized $137 and $358 of stock-based compensation expense within the consolidated statement of operations.

Stock Options

The following table summarizes stock option activity for the period ended June 30, 2021:

		Weighted Average
			Remaining
			Contractual
			Term
	Shares	Exercise Price	(years)
Outstanding January 1, 2021	3,882,328	$1.06	9.11
Granted	3,020,759	7.94	—
Exercised - vested	(120,586)	1.08	—
Exercised - unvested	(1,092,668)	2.83	—
Forfeited	(35,098)	1.18	—
Cancelled	(149,224)	7.27	—
Outstanding, June 30, 2021	5,505,511	$4.52	8.82
Exercisable at June 30, 2021	3,362,197	4.03	9.00

The weighted average grant date fair value of awards for options granted during the period ended June 30, 2021 was $4.22. As of June 30, 2021, there was $13,993 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 3.24 years.

During 2020, the Company issued 213,624 performance-based awards, respectively, that vest upon contingent events. The performance condition for these awards were achieved as of June 30, 2021. As a result, the Company recorded compensation expense related to the performance-based awards of $227 during the three months ended June 30, 2021.

The Company estimates the fair value of its option awards to employees and directors using Black-Scholes, which requires inputs and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of substantial company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar public companies. When selecting these companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The Company has never paid dividends and does not expect to in the foreseeable future. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company will account for actual forfeitures as they occur.

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

June 30, 2021
Expected dividend rate	—
Expected option term (years)	6.09
Expected volatility	69.71%
Risk-free interest rate	1.07%

Restricted Stock

The following table summarizes restricted stock activity as of June 30, 2021 and December 31, 2020:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2020	1,053,502	$0.35
Granted	98,936	7.27
Vested	(281,262)	0.28
Total Unvested June 30, 2021	871,176	$1.16

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

As of June 30, 2021, there was $1,013 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.73 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

As part of the merger, the Company assumed a deposit liability from Prior Century. Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $3,234 was recorded as a deposit liability on the Company’s balance sheet as of June 30, 2021.

Note 16—Related party transactions

License Agreements and Collaborative Agreements with Shareholder of Equity Method Investor

As part of the Commitment Agreement, the Company acquired licenses and other contracts from Prior Century that were originally entered into by Prior Century and FUJIFILM Cellular Dynamics, Inc. (“FCDI”). FCDI is a shareholder of Century. The acquired licenses and other contracts with FCDI are as follows:

FCDI Licenses

The Company acquired from Prior Century a non-exclusive license agreement with FCDI. The license provides the Company with certain patents and know-how related to the reprogramming of human somatic cells to induce pluripotent stem cell(s) (“iPSCs”) (“License Agreement”). Under this agreement, the Company is required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization. Royalties are in the low single digits on the sale of all licensed products.

The Company also acquired from Prior Century an exclusive license agreement with FCDI. The license provides the Company with patents and know-how related to human iPSC exclusively manufactured by FCDI.

The potential development and regulatory milestone payments to be paid by the Company to FCDI are $6,000.

FCDI Collaboration Agreement

In October 2019, the Company entered into the Master Collaboration Agreement with FCDI, whereby FCDI will provide certain services to the Company to develop and manufacture iPSCs and immune cells derived therefrom. FCDI will provide services in accordance with the approved research plan and related research budget. The initial research plan covers the period from October 2019 through March 31, 2022, with the related research budget totaling $30,400.

During the three and six months ended June 30, 2021, the Company made payments of $4,561 and $7,784 and incurred research and development expenses of $5,071 and $7,852, and legal fees of $35 and $56, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of June 30, 2021, there was $1,962 in accounts payable related to this agreement on the consolidated balance sheets.

During the three and six months ended June 30, 2020, the Company made payments of $2,155 and $2,190, and incurred research and development expenses of $1,782 and $4,659, and legal fees of $24 and $27, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

Consulting Arrangements with Shareholders of Equity Method Investor

In 2019, the Company entered into arrangements with two shareholders of the Company, wherein the shareholders provide consulting services to the Company. As compensation for the consulting services, the shareholders are entitled to an annual retainer fee of $125, payable quarterly, along with payment of reasonable expenses associated with providing the consulting services. The Company paid $18 and $56 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021, respectively. The Company paid $31 and $44 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020, respectively.

Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in our final prospectus, or the Final Prospectus, that forms a part of the Registration Statement on Form S-1 (File No. 333-256648) for our initial public offering, or our IPO, dated as of June 17, 2021, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act on June 21, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are an innovative biotechnology company developing transformative allogeneic cell therapies to create products for the treatment of both solid tumor and hematological malignancies with significant unmet medical need. We have created a comprehensive allogeneic cell therapy platform that includes industry-leading induced pluripotent stem cell, or iPSC, differentiation know-how to generate immune effector cells from iPSCs, or iPSC derived cells, clustered regularly interspaced short palindromic repeats, or CRISPR, mediated precision gene editing that allows us to incorporate multiple transgenes and remove target genes intended to optimize cell product performance, sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, or CARs, Allo-EvasionTM technology to prevent rejection of our cell products by the host immune system, and cutting edge manufacturing capabilities intended to minimize product development and supply risk. We believe that these vertically integrated capabilities will allow us to further expand our existing pipeline and develop therapeutics from iPSC-derived natural killer cells, or iNK cells, or iNK, and iPSC-derived T cells, or iT cells, or iT, that may provide enhanced clinical outcomes compared to available therapeutic options. Our vision is to become a premier cell therapy company by developing and ultimately commercializing allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening cancers. To achieve our vision, we have assembled a world-class team whose members collectively have decades of experience in cell therapy and drug development, manufacturing and commercialization.

We were formed in 2018 as Century Therapeutics, Inc., or Prior Century. In 2019, in connection with our investment from Bayer Healthcare LLC, or Bayer, Prior Century contributed substantially all of its operating assets and cash to a newly formed entity, Century Therapeutics, LLC, or the LLC Entity. We refer to this transaction as the 2019 Reorganization. The 2019 Reorganization was accounted for as an asset acquisition under US Generally Accepted Accounting Principles, and as a result we recorded a one-time non-cash charge in the amount of $225.9 million which represented the fair value of the contributed in-process research and development, or IPR&D, of Prior Century. The IPR&D asset acquired was Prior Century’s comprehensive allogeneic cell therapy platform.

Until February 2021, our business was operated through the LLC Entity. In February 2021, in connection with the sale of 24,721,999 shares of our Series C preferred stock, or the Series C Financing, the LLC Entity converted from a Delaware limited liability company to a Delaware C corporation. Upon completion of this conversion, Prior Century, whose only significant asset was its equity investment in LLC, merged with the C corporation, and in connection therewith the C corporation changed its name to “Century Therapeutics, Inc.” We refer to these transactions as the 2021 Reorganization.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $334.0 million as of June 30, 2021. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations. Included in our accumulated deficit, as noted above, is a non-cash expense of $225.9 million related to the fair value of the in-process research and development of Prior Century.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.2 million after deducting underwriting discounts, commissions, and other offering cost of $21.5 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and have not generated any revenues. Since our inception, we have raised approximately $564 million in net proceeds from sales of our equity securities. As of June 30, 2021, we had cash and cash equivalents of $272.3 million and marketable securities of $167.8 million. Based on our current business plans, we believe, together with our existing cash, cash equivalents and marketable securities, will be sufficient for us to fund our operating expenses and capital expenditures requirements through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	continue preclinical development of, and initiate clinical development of CNTY-101 and our other product candidates;
●	seek to discover and develop additional product candidates;
●	establish and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our other product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company; and
●	increase our employee headcount and related expenses to support these activities.

We are also investing early in building our capabilities in key areas of manufacturing sciences and operations, including development of our iPSC cell therapy platforms, product characterization, and process analytics from the time product candidates are in early research phases. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies intended to improve efficiency, characterization, and scalability of manufacturing.

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates.

We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs, including our pre-clinical and clinical development of CNTY-101, CNTY-103, CNTY-102, and CNTY-104. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, marketable securities, any future equity or debt financings, and upfront and milestone and royalties payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak, including as a result of the emergence of new variants of COVID-19, such as the delta variant, and its impact on our clinical trial enrollment, trial sites, CROs, contract manufacturing organizations, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to the Pennsylvania, and Washington stay-at-home orders where our operations are located. However, to the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and most of our non- laboratory employees working remotely. Vaccines were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity. Certain variants of COVID-19, such as the delta variant, are proving to be more easily spread than earlier variants. The continued low vaccination rate, and the emergence of new variants which could prove resistant to existing vaccines could again result in major disruptions to businesses and markets worldwide. We will continue to actively monitor the situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time.

License and collaboration agreements

Fujifilm Cellular Dynamics, Inc. (FCDI)

On September 18, 2018, we entered into a license agreement, or the Differentiation License, with FCDI. The Differentiation License, as amended, provides us with an exclusive license under certain patents and know-how related to human iPSC consisting of cells that are or are modifications of NK cells, T cells, dendritic cells and macrophages derived from human iPSC. In consideration for the Differentiation License, Prior Century issued 2,980,803 shares of common stock to FCDI, which were exchanged for 2,980,803 shares of common stock in connection with the Reorganization. Prior Century recorded acquired research and development expense of $75 thousand in 2018 based on the fair market value of Prior Century common stock of $0.03 per share.

Also on September 18, 2018, we entered into the non-exclusive license, or the Reprogramming License, with FCDI. The Reprogramming License, as amended, provides us with a non-exclusive license under certain patents and know- how related to the reprogramming of human somatic cells to iPSCs and provide us access to iPSC lines for clinical use. Under the Reprogramming License, we are required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization in the low single digits. The potential development and regulatory milestone payments to be paid by us to FCDI are approximately $6 million per licensed product. In connection with the Reprogramming License, we entered into a collaboration agreement, or the Master Collaboration Agreement, with FCDI pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan.

On October 21, 2019, we entered into a collaboration agreement, or the Collaboration Agreement, with FCDI, whereby FCDI provides certain services to us to develop and manufacture iPSCs and immune cells derived therefrom. Under the terms of the Collaboration Agreement, as amended, FCDI will provide services in accordance with the approved research plan and related research budget. The research plan covers the period from the date of execution of the Collaboration Agreement through March 31, 2022, with the related research budget of approximately $30.4 million.

During the three and six months ended June 30, 2021, the Company made payments of $4.6 million and $7.8 million and incurred research and development expenses of $5.1 million and $7.9 million, and legal fees of $35 thousand and $56 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of June 30, 2021, there was $2.0 million in accounts payable related to this agreement on the consolidated balance sheets.

During the three and six months ended June 30, 2020, the Company made payments of $2.2 million, and incurred research and development expenses of $1.8 million and $4.7 million, and legal fees of $24 thousand and $27 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

As of June 30, 2021, we incurred $22.2 million of the $30.4 million budget under the Collaboration Agreement.

We also have entered into a sublicense agreement with iCELL Inc. and a master services agreement with Distributed Bio, Inc. See Note 11 to our unaudited consolidated financial statements.

Empirica acquisition

On June 9, 2020, we acquired certain assets of Empirica Therapeutics, or Empirica, a privately-held early-stage biotechnology company focused on the development of adoptive immunotherapies against the most aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis for a total purchase price of $4.7 million.

The transaction was accounted for as an asset acquisition of IPR&D. Total consideration in the acquisition was $4.7 million, consisting of cash consideration of $4.5 million and transaction expenses of $0.2 million. In addition to the purchase price, $1.5 million was deposited in escrow, or the Escrow Deposit, whereby release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal installments over a three-year period related to continuing services by former Empirica shareholders who are employed by the Company. The Escrow Deposit is recognized as an asset and the promissory note is post- acquisition compensation expense, which will be accrued over the term of the promissory note. We recorded $0.5 million and $0.3 million compensation in research and development expense for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. For further details regarding this acquisition, see Note 4 to our unaudited consolidated financial statements.

Components of operating results

Operating expenses

Research and development

To date, research and development expenses have related primarily to discovery and development of our iPSC cell therapy platform technology and product candidates and acquired in-process research and development. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid expenses until the goods or services are received.

Research and development expenses consist of personnel-related costs, including salaries, and benefits, stock compensation expense, external research and development expenses incurred under arrangements with third parties, laboratory supplies, costs to acquire and license technologies facility and other allocated expenses, including rent, depreciation, and allocated overhead costs, and other research and development expenses.

We deploy our employee and infrastructure resources across multiple research and development programs for developing our iPSC cell therapy platforms, identifying and developing product candidates, and establishing manufacturing capabilities. Due to the number of ongoing projects and our ability to use resources across several projects, the vast majority of our research and development costs are not recorded on a program-specific basis. These include costs for personnel, laboratory, and other indirect facility and operating costs.

Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase for the foreseeable future as we expand our research and development efforts including expanding the capabilities of our iPSC cell therapy platforms, identifying product candidates, completing preclinical studies and commencing clinical trials, seeking regulatory approval of our product candidates, and incurring costs to acquire and license technologies aligned with our goal of translating iPSCs to therapies. A change in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates.

General and administrative

General and administrative expenses consist of personnel-related costs, including salaries, benefits, and non-cash stock-based compensation, for our employees in executive, legal, finance, human resources, information technology, and other administrative functions, legal fees, consulting fees, recruiting costs, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and patent matters.

We anticipate that our general and administrative expenses will increase over the foreseeable future to support our continued research and development activities, operations generally, future business development opportunities, consulting fees, as well as due to the increased costs of operating as a public company.

Write-off of in-process research and development

Acquired in-process research and development assets are charged to expense at the acquisition date. In-process research and development charges for the three and six months ended June 30, 2020 relate to the acquisition of Prior Century’s and Empirica’s assets, respectively.

Interest expense

Interest expense relates to interest incurred on the Loan Agreement we entered into with Hercules Capital, Inc., or Hercules, in September 2020, as well as amortization of the related deferred financing cost. See Note 9 to our unaudited consolidated financial statements.

Other income, net

Interest income, net consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

Until February 25, 2021, we were organized as a limited liability company, which is considered a passthrough entity for federal and state income tax purposes. As such, any taxable income or loss realized by the Company for the year ended December 31, 2020 was allocated to the members in accordance with their respective membership interest and reported on their individual tax returns. Subsequent to the conversion of the LLC Entity to a C-Corp on February 25, 2021, we have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. Therefore, no provisions or benefit for income taxes is necessary in the accompanying consolidated financial statements.

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020	Change

Operating expenses:
Research and development	$18,933	$8,484	$10,449
General and administrative	4,088	2,310	1,778
Write off of in-process research and development asset	—	4,722	(4,722)
Total operating expenses	23,021	15,516	7,505
Loss from operations	(23,021)	(15,516)	(7,505)
Interest expense	(318)	—	(318)
Other income, net	66	215	(149)
Net loss	$(23,273)	$(15,301)	$(7,972)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020	Change

	(in thousands)
Personnel and related costs	$6,146	$3,485	$2,661
Facility and other allocated costs	2,089	686	1,403
Research and laboratory	4,628	2,190	2,438
Collaborations	5,071	1,782	3,289
Consulting	530	90	440
Other	469	251	218
Total research and development expense	$18,933	$8,484	$10,449

Research and development expenses were $18.9 million and $8.5 million for the three months ended June 30, 2021 and 2020. The increase of $10.4 million was primarily due to:

●	an increase in personnel-related expenses of $2.7 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $1.4 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $2.4 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;

●	an increase of $3.3 million for collaborative arrangements with FCDI;
●	an increase of $0.4 million of consulting costs primarily for temporary personnel to assist in the expansion of our research and development capabilities; and
●	an increase of $0.2 million of other expenses.

General and administrative expenses

General and administrative expenses were $4.1 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $1.8 million was primarily due to increased personnel- related expenses of $0.7 million primarily attributable to an increase in headcount to build our infrastructure, increased stock-based compensation expense of $0.7 due to an increase in newly granted stock options during the period, increased consulting and legal fees of $0.1 million, increased marketing and professional development cost of $0.1 million and increased information technology and facility costs, including rent, of $0.2 million.

Write-off of in-process research and development

The write off of in-process research and development of $4.7 million for the three months ended June 30, 2020 relates to the acquisition of the assets of Empirica.

Interest expense

Interest expense was $0.3 million for the three months ended June 30, 2021, which related to our Loan Agreement with Hercules.

Other income, net

Interest income was $66 thousand for the three months ended June 30, 2021 and $215 thousand for the three months ended June 30, 2020, which included interest earned on our cash, cash equivalents, and short-term and long-term investment balances.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	Change

Operating expenses:
Research and development	$34,307	$16,427	$17,880
General and administrative	6,776	4,360	2,416
Write off of in-process research and development asset	—	4,722	(4,722)
Total operating expenses	41,083	25,509	15,574
Loss from operations	(41,083)	(25,509)	(15,574)
Interest expense	(632)	—	(632)
Other income, net	94	535	(441)
Net loss	$(41,621)	$(24,974)	$(16,647)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	Change

	(in thousands)
Personnel and related costs	$10,935	$6,073	$4,862
Facility and other allocated costs	4,117	1,345	2,772
Research and laboratory	9,070	3,820	5,250
Collaborations	7,852	4,659	3,193
Consulting	1,220	147	1,073
Other	1,113	383	730
Total research and development expense	$34,307	$16,427	$17,880

Research and development expenses were $34.3 million and $16.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $17.9 million was primarily due to:

●	an increase in personnel-related expenses of $4.9 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $2.8 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $5.3 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;
●	an increase of $3.2 million for collaborative arrangements with FCDI;
●	an increase of $1.1 million of consulting costs primarily for temporary personnel to assist in the expansion of our research and development capabilities; and
●	an increase of $0.7 million of other expenses.

General and administrative expenses

General and administrative expenses were $6.8 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $2.4 million was primarily due to increased personnel- related expenses of $1.3 million primarily attributable to an increase in headcount to build our infrastructure, increased stock-based compensation expense of $0.5 due to an increase in newly granted options during the period, increased consulting and legal fees of $0.1 million, increased marketing and professional development cost of $0.1 million and increased information technology and facility costs, including rent, of $0.4 million.

Write-off of in-process research and development

The write off of in-process research and development of $4.7 million for the six months ended June 30, 2020 relates to the acquisition of the assets of Empirica.

Interest expense

Interest expense was $0.6 million for the six months ended June 30, 2021, which related to our Loan Agreement with Hercules.

Other income, net

Interest income was $94 thousand and $535 thousand for the six months ended June 30, 2021 and 2020, respectively, which included interest earned on our cash, cash equivalents, and short-term and long-term investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities and debt financing and have not generated any revenues. Since our inception, we have raised approximately $564 million in net proceeds from the sales of our equity securities. As of June 30, 2021, we had cash, and cash equivalents of $272.3 million and marketable securities of $167.8 million. On June 22, 2021, we completed our IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.2 million after deducting underwriting discounts, commissions, and other offering cost of $21.5 million. Based on our research and development plans, we believe that the net proceeds from the offering, together with our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditures requirements through 2024. Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $334.0 million as of June 30, 2021. As further described in Note 3 of our unaudited consolidated financial statements, we obtained a cash capital commitment from Bayer totaling $215 million, from which net proceeds of $74.8 million were received in June 2019, $38.1 million were received in November 2020 and $31.9 million were received in January 2021. The commitment agreement terminated in connection with the Series C Financing, and Bayer has no continuing obligation to invest any additional amounts thereunder. As further described in Note 9 of our unaudited consolidated financial statements, we entered into a Loan Agreement with Hercules, pursuant to which net proceeds of $9.6 million were received by us in September 2020. We intend to use the proceeds of the Loan Agreement for working capital and general corporate purposes. As further described in Note 10 of our unaudited consolidated financial statements, in February 2021, we sold 24,721,999 shares of our Series C preferred stock to certain institutional investors for gross proceeds of approximately $160 million. Upon the closing of the offering, the Series C preferred stock automatically converted into 9,825,513 shares of common stock.

Future funding requirements

We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally. Based on our current business plans, we believe that the net proceeds received from the IPO, together with our existing cash and cash equivalents, will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current and future product candidates;
●	the number of clinical trials required for regulatory approval of our current and future product candidates;

●	the costs, timing, and outcome of regulatory review of any of our current and future product candidates;
●	the cost of manufacturing clinical and commercial supplies of our current and future product candidates;
●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing, and prosecuting patent applications, obtaining, maintaining, protecting, and enforcing our intellectual property rights, and defending any intellectual property-related claims,
●	including any claims by third parties that we are infringing upon, misappropriating, or violating their intellectual property rights;
●	our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	expenses to attract, hire and retain, skilled personnel;
●	the costs of operating as a public company;
●	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
●	addressing any potential interruptions or delays resulting from factors related to the COVID-19 pandemic, including the emergence of new variants of COVID-19, such as the delta variant;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from the IPO, a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities, which, in the case of equity securities, may occur at prices lower than the offering price of our common stock. If we sell equity or equity-linked securities, our current stockholders, may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,668)	$(18,824)
Investing activities	(130,682)	(2,452)
Financing activities	418,134	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$246,784	$(21,287)

Operating activities

Net cash used in operating activities was $40.7 million, and $18.8 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities during the six months ended June 30, 2021 consisted primarily of our net loss of $41.6 million and net cash outflows from decreases in our accounts payable of $3.6 million, increases in our prepaid expenses and other assets of $2.5 million, partially offset by increases in our accrued expenses and other liabilities of $2.3 million, and non-cash charges of $4.1 million. The non-cash charges of $4.1 million consisted primarily of $1.7 million for depreciation expense, non-cash stock-based compensation expense of $1.8 million, and non-cash operating lease expense of $0.4 million.

Net cash used in operating activities for the six months ended June 30, 2020 consisted primarily of our net loss of $25.0 million and funding of an escrow deposit of $1.5 million partially offset by non-cash charges of $5.7 million. The non-cash charges of $5.7 million consisted primarily of $0.5 million for depreciation expense, non-cash stock-based compensation expense of $0.4 million, non-cash operating lease expense of $0.1 million, and write off of in-process research and development asset of $4.7 million from an asset acquisition.

Investing activities

Cash used in investing activities was $130.7 million, and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. Cash used in investing activities for the six months ended June 30, 2021 consisted primarily of net purchases of fixed maturity securities of $118.2 million, and purchases of property and equipment of $12.5 million.

Cash used in investing activities for the six months ended June 30, 2020 consisted primarily of net cash used for an asset acquisition of $4.7 million and purchases of property and equipment of $3.4 million, partially offset by net sales of fixed maturity securities of $5.7 million.

Financing activities

Cash provided by financing activities was $418.1 million for the six months ended June 30, 2021 and consisted primarily of net proceeds from initial public offering of $221.9 million, net proceeds from collection of subscription receivable of $31.9 million and from sale of our Series C preferred shares of $159.6 million which upon initial public offering were converted to common stock, and cash of $2.3 million resulting from Prior Century merging with and into us.

Cash used in financing activities was $11 thousand for the six months ended June 30, 2020 for payments of deferred financing cost related to the Loan Agreement with Hercules.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2021:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$2,178	$5,466	$5,473	$17,613	$30,730
Long-term debt	—	7,642	2,753	—	10,395
Interest on long-term debt (1)	968	1,029	—	—	1,997

(1) Reflects minimum interest payable under the Loan Agreement. Payment herein subject to variable rate debt have been estimated.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2021 are contingent upon future events such as our achievement of pre- specified development, regulatory, and commercial milestones, or royalties on net product sales. As of June 30, 2021, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. The Company has commitments under operating leases for certain facilities used in its operations. The Company’s leases have initial lease terms ranging from 5 to 16 years. The Company entered into one lease that had not commenced at June 30, 2021. As a result, future lease payments of approximately $0.4 million in 1 year, $3.1 million in 1 to 3 years, $3.3 million in 3 to 5 years and $10.5 million in more than 5 years are not included within the table above.

We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 11 to our unaudited consolidated financial statements for additional information.

We have entered into a $10.0 million Term Loan Agreement with Hercules. Amounts borrowed under the Loan Agreement have an interest-only period of up to 24 months and a maturity date of April 1, 2024. See Note 9 to our unaudited consolidated financial statements for additional information.

Off-balance sheet arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

JOBS Act accounting election

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. As such, we may take advantage of reduced disclosure and other requirements otherwise generally applicable to public companies, including:

●	not being required to have our registered independent public accounting firm attest to management’s assessment of our internal control over financial reporting;
●	presenting reduced disclosure about our executive compensation arrangements;
●	an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	not being required to hold non-binding advisory votes on executive compensation or golden parachute arrangements; and
●	extended transition periods for complying with new or revised accounting standards.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period to enable us to comply with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the last business day of the second fiscal quarter of such year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Critical accounting policies and significant judgments and estimates

Refer to Note 2, Summary of Significant Accounting Policies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our critical accounting policies.

There have been no material changes to our critical policies and accounting estimates as compared to those disclosed in the Final Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $274.5 million as of June 30, 2021, which consisted of bank deposits and money market funds. We also had marketable securities of $167.8 million as of June 30, 2021. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low risk return. Because our marketable securities are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 1.0% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. Additionally, we had the $10.0 million borrowing related to the Loan Agreement7 in September 2020 with a floating interest rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 9.55%. We are therefore exposed to changes in variable United States interest rates on borrowings under our Loan Agreement. A hypothetical 1% increase in interest rates would not result in a material impact to our business.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment.

Risks related to our financial position and capital requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a preclinical stage biopharmaceutical company with a limited operating history on which to base your investment decision. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies, in-licensing intellectual property, and establishing manufacturing processes and arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. All of our product candidates are still in the discovery and preclinical testing phase. We do not expect to submit an Investigational New Drug Application, or IND, for any of our product candidates until mid 2022. We have not yet demonstrated our ability to successfully commence or complete a clinical trial, submit an IND, or submit a biologics license application, or BLA, for a product candidate, obtain regulatory approval for any product candidate, manufacture a product at a commercial-scale or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any assumptions you make about our future success or viability may not be as informed as they could be if we had a longer operating history.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $6.0 million, $238.8 million, $53.6 million, and $41.6 million for the period from January 1, 2019 through June 30, 2019 (our predecessor, Century Therapeutics, Inc., or Prior Century), the period from June 21, 2019 through December 31, 2019 (our successor after the completion of the 2019 Reorganization (as defined herein), or the Successor), the year ended December 31, 2020 (Successor) and the six months ended June 30, 2021 (Successor), respectively. We had an accumulated deficit of $333.4 million as of June 30, 2021. Our net loss for the period from June 21, 2019 through December 31, 2019 (Successor) and our members’ deficit as of December 31, 2020 (Successor) included a charge to expense of $225.9 million related to in-process research and development assets, or IPR&D, acquired from Prior Century. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of IPR&D from Prior Century and from general and administrative costs associated with our operations. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license, or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance our induced pluripotent stem cells, or iPSC-derived allogeneic, cell therapy platforms;
●	continue preclinical development of, and initiate clinical development of CNTY-101 and our other product candidates;
●	seek to discover and develop additional product candidates;
●	establish and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our other product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial, and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts, and our transition to a public company; and
●	increase our employee headcount and related expenses to support these activities.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have no product candidates in clinical development or approved for commercial sale and have not generated any revenue. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products that are approved and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenues to achieve profitability. Because of the numerous risks and uncertainties associated with biologics product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical and clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. We have financed our operations primarily through private placements of our securities and our initial public offering of common stock, or IPO, which closed in June 2021. We intend to use the proceeds from our IPO to, among other uses, fund research and development of our product candidates and development programs, including our preclinical and clinical development of CNTY-101, CNTY-103, CNTY-102, and CNTY-104. Our research and development expenses increased from $14.3 million for the year ended December 31, 2019 to $39.7 million for the year ended December 31, 2020 and from $16.4 million for the six months ended June 30, 2020 to $34.3 million for the six months ended June 30, 2021. As of June 30, 2021, we had cash, and cash equivalents of $272.3 million and marketable securities of $167.8 million. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditures requirements through 2024.

Attempting to secure additional financing will divert our management from our day-to-day activities, which may impair or delay our ability to develop our product candidates. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing, and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell, or license intellectual property rights and impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses under our intellectual property on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

The net operating losses of Prior Century carried over to us as a result of the merger of Prior Century with and into us on February 25, 2021 in the amount of approximately $5.0 million of federal net operating loss carryforwards, and approximately $9.5 million of state and local net operating loss carryforwards. To the extent that we continue to generate taxable losses, subject to certain limitations, unused losses will carryforward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes to offset its post-change income may be limited. We believe that Prior Century or we may have experienced an ownership change in the past, which may affect our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

Our Option Agreement with Bayer HealthCare LLC may require us to sell certain of our product candidates, which may limit the value we could generate from our product candidates.

We are party to an option agreement, or the Option Agreement, with Bayer HealthCare LLC, or Bayer, pursuant to which Bayer was granted certain bidding rights relating to the potential transfer of rights with respect to certain product candidates being researched and developed by us which are comprised of allogeneic iPSC-derived natural killer cells, macrophages or dendritic cells, which we refer to as the Research Products. Under the Option Agreement, Bayer was granted a right of first refusal, or ROFR, to submit bids for the transfer or license of rights to research, develop and/or commercialize certain Research Products, which we refer to as the Research Product Rights. The Research Products include CNTY-101, CNTY-103 and any other product candidate comprised of iNK cells that we develop in the future. Bayer may exercise its ROFR for up to four of the first ten Research Products for which an IND is submitted, subject to certain limitations.

If Bayer exercises its ROFR for one of our Research Products, we may be required to transfer such Research Product (by sale, license, or other structure to be negotiated) to Bayer for a market value as determined by our board of directors, and such determination of market value may ultimately prove to be lower than the actual realizable value of applicable Research Product. There can be no guarantee that we will utilize the proceeds received in connection with the exercise of Bayer’s ROFR in a manner which will provide us with greater value than if we had retained the Research Product or sold such Research Product to another party. Any failure to realize or utilize the full value of our Research Products due to the Option Agreement could have a material adverse effect on our business, financial condition, and results of operation.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

Global financial markets have experienced, as a result of the COVID-19 pandemic, and have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, or developments relating to the ongoing COVID-19 pandemic, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

Risks related to our business and industry

We are very early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval, and ultimately commercialize them.

We are very early in our development efforts and all of our product candidates are still in preclinical development. We expect to file an IND for our lead product candidate CNTY-101, in mid 2022 and we expect to file an IND for CNTY-103 in the first half of 2023. Additionally, we are actively engaged in a number of earlier stage discovery programs that may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from product sales and we may never be able to develop or commercialize a marketable product.

Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building a commercial organization, or successfully outsourcing commercialization, substantial investment, and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the U.S. Food and Drug Administration, or the FDA, or certain other foreign regulatory agencies before we may commercialize our product candidates.

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, and minimally efficacious dose studies in animals, where applicable;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or GLPs;
●	positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with CMOs for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection, and/or regulatory exclusivity for our product candidates;

●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community, and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability, and efficacy profile of our product candidates following approval.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we are unable to advance our product candidates to clinical development, obtain regulatory approval, and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our business is highly dependent on the success of our lead product candidate, CNTY-101 and our other product candidates.

We cannot guarantee that an IND application will be cleared by the FDA for CNTY-101 or our other product candidates or that CNTY-101 or our other product candidates will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials and regulatory approvals, we have not previously completed any clinical trials or submitted an IND or a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that CNTY-101 or our other product candidates will be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully initiate clinical trials and commercialize CNTY-101 or our other product candidates and materially adversely affect our business, financial condition, results of operations, and growth prospects.

Furthermore, if our clinical trials of CNTY-101 or our other product candidates encounter safety, efficacy, or manufacturing problems, development delays, regulatory issues, or other problems, our development plans for such product candidates in our pipeline could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop or combination therapy, we may be unable to obtain approval of or market our product candidates.

Our business depends upon the success of our iPSC-derived allogeneic cell therapy platforms.

Our success depends on our ability to utilize our iPSC-derived allogeneic cell therapy platforms to generate chimeric antigen receptors, or CAR-iNK and CAR-iT cell product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. Though iPSC-derived cell therapy product candidates have been evaluated by others in clinical trials, our product candidates have never been evaluated in human clinical trials, and we may experience unexpected or adverse results in the future. We are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. All of our product candidates developed from our iPSC allogeneic cell therapy platforms will require significant clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays, or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core iPSC technology.

Additionally, a key element of our strategy is to use and expand our iPSC allogeneic cell therapy platforms to build a pipeline of product candidates and progress those product candidates through clinical development for the treatment of a variety of different types of diseases. Although our research and development efforts to date have been focused on identifying a pipeline of product candidates, we may not be able to develop product candidates that are safe and effective. Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be approvable or marketable and achieve market acceptance. If we do not continue to successfully develop, get approval for, and begin to commercialize any product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our share price.

Utilizing CAR-iNK and CAR-iT cells represents a novel approach to immuno-oncology treatment of cancer, and we must overcome significant challenges in order to develop, commercialize, and manufacture our product candidates.

We have concentrated our research and development efforts on developing CAR-iNK and CAR-iT cell therapies. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for our product candidates. Because our iPSC-derived allogeneic cell therapy platforms are novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating our product candidates utilizing CAR-iNK and CAR-iT cells. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications, if and when submitted, increase our development costs, and delay or prevent commercialization of our iPSC-derived allogeneic cell therapy platform products. Additionally, advancing novel immuno-oncology cell therapies creates significant challenges for us, including:

●	developing a manufacturing process to produce our cells on a large scale and in a cost-effective manner;
●	educating medical personnel regarding the potential side-effect profile of our cells and, as the clinical program progresses, on any observed side effects with the therapy;
●	unanticipated technical limitations of our CRISPR-MAD7 gene editing technology; and
●	establishing sales and marketing capabilities, as well as developing a distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order for us to develop, commercialize, and manufacture our product candidates utilizing CAR-iNK and CAR-iT cells.

We have not yet demonstrated long-term stability of cryopreserved CAR-iNK cells.

We have not yet demonstrated long-term stability of cryopreserved CAR-iNK cells and, therefore, do not know if we will be able to store the cryopreserved cells for extended periods of time. If we are unable to demonstrate long-term stability, we will need to reduce the manufacturing batch size to ensure that the material we produce will be used before it expires. In that case, the scaling of our production processes will not deliver the efficiencies we expect, and the cost per dose of our product candidates will be substantially higher. We may also encounter difficulties not only in developing freezing and thawing methodologies for large-scale use, but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we cannot adequately demonstrate similarity of our frozen product to the unfrozen form to the satisfaction of the FDA, we could face substantial delays in our regulatory approvals.

Gene-editing is a rapidly developing technology, and our success is dependent upon our ability to effectively utilize this technology in our product candidates and implement future technological advancements in gene-editing.

We use CRISPR-based nuclease to enable precise editing of the iPSC genome. For CNTY-101, we used the nuclease Cpf-1 but have shifted to CRISPR-MAD7 for all subsequent product candidates, and we may utilize CRISPR-MAD7 for CNTY-101 in the future. We decided to shift to CRISPR-MAD7 because we entered into a license agreement with Inscripta, Inc. and obtained a non-exclusive, royalty-free, irrevocable license to a patent portfolio covering the composition, production and use of CRISPR-MAD7. We have optimized the protocols to produce CRISPR-MAD7 and have achieved similar cutting and HDR efficiencies compared to Cpf-1, but we don’t have as much experimental data with CRISPR-MAD7 as we do with Cpf1. We may encounter technical liabilities associated with CRISPR-MAD7 that could force us to use a different CRISPR nuclease which could delay our programs and require us to enter into a license agreement for additional technology, which may not be available on commercially reasonable terms or at all.

Our gene-editing technology may create unintended changes to the DNA such as a non-target site gene-edit, a large deletion, or a DNA translocation, any of which could impact timelines for new product generation. We have developed various genome characterization assays to identify deletions/insertions that can occur as a result of gene editing.

Although we believe CAR-iNK and CAR-iT based therapies do not require further modification to avoid the risk of graft versus host disease, or GvHD, the gene-editing of our product candidates utilizing CAR-iNK and CAR-iT cells may not be successful in limiting the risk of GvHD or premature rejection by patients.

In addition, the cell therapy industry is rapidly developing, and our competitors may introduce new gene-editing technologies that render our technology less attractive. Competitive pressures may force us to implement new gene-editing technologies at a substantial cost or delay in our clinical development process. In addition, our competitors may have greater financial, technical and personnel resources that allow them to implement new gene-editing technologies before we can. We cannot be certain that we will be able to implement new gene-editing technologies on a timely basis or at a cost that is acceptable to us. If we are unable to implement technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Affordable Care Act, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. In addition, complexities associated with the larger, and often more complex, structures of biological products such as cell and gene products we are developing, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the European Union has had an established regulatory pathway for biosimilars since 2004. However, biosimilars can only be authorized once the period of data exclusivity on the reference biological medicine has expired.

The increased likelihood of biosimilar competition has increased the risk of loss of innovators’ market exclusivity. Due to this risk, and uncertainties regarding patent protection, if our clinical candidates are approved for marketing, it is not possible to predict the length of market exclusivity for any particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. The loss of market exclusivity for a product would likely materially and negatively affect revenues and we may not generate adequate or sufficient revenues from them or be able to reach or sustain profitability.

Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

All of our product candidates are in preclinical development and their risk of failure is high. It is impossible to predict when or if any of our discovery or product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. The initial cohorts of early-stage clinical trials often involve enrollment of a small number of patients and may not be as predictive as trials with larger cohorts. Additionally, if safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials.

Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidates or any future product candidates, including:

●	regulators or institutional review boards, or IRBs, the FDA, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs as the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the cost of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other studies or trials in the same class as our product candidate; and
●	the FDA or applicable foreign regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.

As an organization, we have no experience designing or implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.

The design and implementation of clinical trials is a complex process. While the employees who will implement our clinical trials have experience in the field, we, as an organization, have no experience designing and no experience implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding.

Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available.

Preliminary or interim data from clinical trials is subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate, and our company in general. If the interim, topline, or preliminary data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

We may not be able to file our INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We expect our pipeline to yield multiple INDs, including INDs for our CNTY-101, CNTY-103, and CNTY-102 product candidates from our iPSC-derived allogeneic cell therapy platforms. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of our product candidates remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

We are pursuing multiple programs and product candidates in our novel cell therapy development pipeline using an approach that is designed to enable rapid incorporation of new product features. If we elect to incorporate these new features into next-generation product candidates, this may render our existing product candidates obsolete, and we may devote our limited resources in pursuit of a particular program for which there is a greater potential for success and fail to capitalize on development opportunities or product candidates including those which may be more advanced in development.

We focus on the development of programmed cellular immunotherapies for patients with cancer, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC-derived allogeneic cell therapy platforms are designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures may not yield commercially viable product candidates.

We intend to study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse events or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients we intend to treat with our product candidates may also receive chemotherapy, radiation, and/or other cell therapy treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business.

We may experience difficulties identifying and enrolling patients in our clinical trials. Difficulty in enrolling patients could delay or prevent clinical trials of CNTY-101 or our other product candidates.

Identifying and qualifying patients to participate in clinical trials of CNTY-101 is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing CNTY-101, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The eligibility criteria of our clinical trials may limit the pool of available study participants as it will require patients to have specific characteristics that we can measure to ensure their disease is either severe enough or not too advanced to include them in a clinical trial. The process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical trials because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical trials can also adversely impact enrollment. If patients are unwilling to participate in our trials for any reason, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of CNTY-101 or our other product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete, and receive results from clinical trials. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from CNTY-101 or our other product candidates. Any of these occurrences may harm our business, financial condition, and prospects significantly.

CNTY-101 and our other product candidates may cause adverse events or undesirable side effects that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Cell therapy is still a relatively new approach to disease treatment and adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to cell therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

We are collecting data about CNTY-101 in preclinical studies and will continue to do so in clinical trials, if and when they begin. To date, we have only evaluated CNTY-101 in preclinical mouse models and we therefore do not know the side effect profile of our products in humans. Accordingly, we may experience unexpected side effects and/or higher levels of known side effects in clinical trials, including adverse events known in cell therapies. These include the potential for, among others, cytokine release syndrome, or CRS, and neurotoxicity, or immune effector cell-associated neurotoxicity syndrome. B-cell directed therapies may also demonstrate infusion reactions/hypersensitivity, serious infections, prolonged cytopenias, hypogammaglobulinemia/B-cell aplasia, and secondary malignancies.

Any adverse events or undesirable side effects caused by, or other unexpected properties of, CNTY-101 or our other product candidates could cause us, any future collaborators, an IRB, or ethics committee or regulatory authorities to interrupt, delay, or halt clinical trials of our product candidates and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is possible that as we progress CNTY-101 or our other product candidates through preclinical and clinical development, or as the use of CNTY-101 or our other product candidates become more widespread if it receives regulatory approval, illnesses, injuries, discomforts, and other adverse events that were not observed in preclinical studies or clinical trials, as well as conditions that did not occur or went undetected, will be reported by patients. If such side effects become known later in development or after approval, such findings may harm our business, financial condition, and prospects significantly. Further, if a serious safety issue is identified in connection with the use of CNTY-101 or our other product candidates commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of CNTY-101 or our other product candidates or result in regulatory authorities restricting our ability to develop or commercialize CNTY-101 or our other product candidates.

Further, if CNTY-101 or any of our other product candidates were to receive regulatory approval and we or others identify undesirable side effects caused by the product (or any other product) after the approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may request that we recall or withdraw the product from the market or may limit the approval of the product through labeling or other means;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or a precaution;
●	we may be required to change the way the product is distributed or administered, conduct additional clinical trials, or change the labeling of the product;
●	we may decide to recall or remove the product from the marketplace;
●	we could be sued and/or held liable for injury caused to individuals exposed to or taking our product candidates;

●	damage to the public perception of the safety of CNTY-101 or our other product candidates; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and significantly impact our ability to successfully commercialize our product candidates and generate revenues, all of which would materially adversely affect our business, financial condition, and results of operations.

Public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer, or negative clinical trial results from our cell-based therapy competitors, may impact public perception of our company and product candidates, or impair our ability to conduct our business.

Our iPSC-derived allogeneic cell therapy platforms utilize a relatively novel technology involving the genetic modification of iPSC’s and utilization of those modified cells in other individuals, and no iNK cell-based immunotherapy has been approved to date. Public perception may be influenced by claims, such as claims that cell-based immunotherapy is unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general, or negative clinical trial results from our cell-based therapy competitors, could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by lobbying for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed, or become more expensive.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

Changes in regulatory requirements, guidance from the FDA and other regulatory authorities, or unanticipated events during our clinical trials of CNTY-101 or our other product candidates may result in changes to preclinical studies or clinical trials or additional preclinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Regulatory requirements governing biologic drug products, including cell therapy products, are still evolving and it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for CNTY-101 or our other product candidates. Changes in regulatory requirements, FDA guidance or guidance from other regulatory agencies, or unanticipated events during our preclinical studies or clinical trials may force us to terminate or adjust our development program.

In addition, the clinical trial requirements of the FDA and foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, intended use, and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. The FDA, or the applicable regulatory authorities, may impose additional preclinical or clinical trial requirements. Amendments to clinical trial protocols would require resubmission to the FDA, or the applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing, or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional preclinical or clinical trials, the commercial prospects for CNTY-101 or our other product candidates may be harmed and our ability to generate product revenue will be delayed, and it would materially adversely affect our business, financial condition, and results of operations.

In order to market any product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding biologic development and commercialization. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being advanced, developed, cleared or approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events, such as the ongoing COVID-19 pandemic, that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies, and we will rely on third parties to conduct, supervise, and monitor future clinical trials for our product candidates.

We rely on third-party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies for our product candidates and we expect to rely on third parties to similarly conduct, supervise, and monitor any future clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies, and intend to rely on third parties in connection with the commencement of future clinical trials of our product candidates. Although we have agreements with these third parties governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, including as a result of the impact of the COVID-19 pandemic, could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of CNTY-101 and our other product candidates, or we may not obtain marketing approval for, or commercialize, CNTY-101 and our other product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities would be delayed and our business, financial condition, results of operations, and prospects may be materially harmed.

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our preclinical trials and future clinical trials is conducted in accordance with the general investigational plan and protocols for such trial. We must also ensure that our preclinical and future clinical trials are conducted in accordance with cGLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable cGCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our preclinical trials and future clinical trials may be deemed unreliable and the FDA, or comparable foreign regulatory authorities may require us to perform additional studies.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials will comply with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations.

Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, www.clinicaltrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing developmental and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our preclinical studies or future clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by the COVID-19 pandemic limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical and future clinical trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for CNTY-101 and our other product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize CNTY-101 or our other product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for CNTY-101 and our other candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, and prospects may be materially harmed.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and product candidates that we identify for specific indications. As a result, we may forego or delay our pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights, including intellectual property rights, to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

Our business strategy includes leveraging our strategic partnership with FUJIFILM Cellular Dynamics Inc., or FCDI, and may include additional future partnerships for manufacturing, product development, product commercialization, or other strategic objectives. As a result, we may in the future determine to collaborate with additional companies for development and potential commercialization of one or more therapeutic products. At the current time however, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time-consuming to negotiate and document.

We may not be able to negotiate strategic collaborations on acceptable terms, if at all. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms and our business may be materially and adversely affected.

If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing them, including:

●	expenditure of substantial operational, financial and management resources;
●	dilutive issuances of our securities;
●	substantial actual or contingent liabilities; and
●	termination or expiration of the arrangement, which would delay the development and may increase the cost of developing our product candidates.

Strategic partners may also delay clinical trials, experience financial difficulties, provide insufficient funding, terminate a clinical trial, or abandon a product candidate, which could negatively impact our development efforts. Additionally, strategic partners may not properly maintain, enforce, or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation, any of which could adversely affect our business, financial position, and operations.

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. All of the risks relating to product development, regulatory approval, and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our program collaborators. Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator may deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If our collaborator terminates its agreement with us, it may find it more difficult to attract new collaborators.

Risks related to manufacturing

The manufacture and distribution of our iPSC-derived cell product candidates is complex and subject to a multitude of risks. These risks could substantially increase our costs and limit the clinical and commercial supply of our product candidates.

The manufacture and supply of our product candidates involve novel processes that are more complex than those required for most drugs, biologics and other cellular immunotherapies and, accordingly, present significant challenges and are subject to multiple risks. These complex processes include reprogramming human somatic cells to obtain iPSCs, genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired product candidate. As a result of the complexities in manufacturing biologics and distributing cell therapies, the cost to manufacture and distribute biologics and cell therapies in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds. In addition, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

We have no direct experience in the manufacture of cell-based therapies. We are still developing with third parties optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. In addition, we are still optimizing our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task.

We may make changes as we continue to develop and refine the manufacturing and distribution processes for our product candidates for clinical trials and commercialization, and we cannot be sure that even minor changes in these processes will not cause our product candidates to perform differently and affect the results of our ongoing and planned clinical trials or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials, or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

Cell-based therapies depend on the availability of reagents and specialized materials and equipment which in each case are required to be acceptable to the FDA and foreign regulatory agencies, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We rely on third-party suppliers for various components, materials, and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components.

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our clinical cell processing facilities and CMOs have purchased equipment, materials, and disposables, such as automated cell washing devices, automated cell warming units, commercially available media, and cell transfer and wash sets, used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. As a result of the COVID-19 pandemic, the business and operations of our suppliers may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. An inability to continue to source product from any of these suppliers, which could be due to the impacts of the COVID-19 pandemic, regulatory actions, or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

If we are required to change suppliers, or modify the components, equipment, materials, or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing operations or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials, or disposables, any of which could set back, delay, or increase the costs required to complete our clinical development and commercialization of our product candidates. Additionally, any such change or modification may adversely affect the safety, efficacy, stability, or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

We currently rely on third parties for the manufacture of our product candidates for development, however, we intend to operate our own manufacturing facility in the future for the production of certain of our product candidates.

We currently do not operate manufacturing facilities and rely on FCDI for the manufacture of our product candidates and CMOs for the manufacture of related raw materials for clinical and preclinical development. If we are unable to successfully construct our own manufacturing facilities, we expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We have partnered with FCDI for the manufacture and supply of our product candidates for future clinical development, as well as to establish commercial supplies of our product candidates, if approved. If either of our Manufacturing Agreement or Master Collaboration Agreement with FCDI terminates, and if we need to enter into alternative arrangements, our product development activities would be delayed and our business, financial condition, results of operations, and prospects may be materially harmed. We are investing in the construction of our own 53,000 square foot cell therapy manufacturing facility in Branchburg, New Jersey, but there can be no assurance our manufacturing facility will become operational on schedule or at all.

The facilities used by us, FCDI, and any other manufacturers with which we may collaborate must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. For manufacturing facilities in which we do not operate, we do not control the manufacturing process of, and are completely dependent on, CMOs for compliance with cGMP requirements for the manufacture of biologic products. If these CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of CMOs to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our CMO, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our or a CMO’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials of CNTY-101 or our other product candidates under development;
●	delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
●	requirements to cease development or to recall batches of our product candidates; and

●	in the event of approval to market and commercialize CNTY-101 or our other product candidates, an inability to meet commercial demands for CNTY-101 or our other product candidates.

Any performance failure on the part of us or our existing or future CMOs could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Our current and anticipated future dependence upon CMOs for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Delays in commissioning and receiving regulatory approvals for our manufacturing facilities could delay our development plans and thereby limit our ability to generate revenues.

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing. We believe our Branchburg, New Jersey facility, once complete, will allow us to supply certain of our product candidates needed for our early-stage clinical trials and preclinical studies. The design, construction, qualification, and regulatory approvals for such facilities require substantial capital and technical expertise and any delay could limit our development activities and our opportunities for growth, or negatively impact our financial results.

Furthermore, our manufacturing facility will be subject to ongoing, periodic inspection by the FDA and other comparable regulatory agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical use or may result in the termination of or a hold on a clinical study. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions, and criminal prosecutions, any of which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

We also may encounter problems with the following:

●	complying with regulations regarding donor traceability, manufacturing, release of product candidates and other requirements from regulatory authorities outside the United States;
●	achieving adequate or clinical-grade materials that meet regulatory agency standards or specifications with consistent and acceptable production yield and costs;
●	bacterial, fungal, or viral contamination in our manufacturing facility; and
●	shortages of qualified personnel, raw materials, or key contractors.

Our product candidates, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand. In these cases, we may need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If we fail to develop sufficient manufacturing capacity and experience, whether internally or with a third party, are delayed in doing so, or fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP, or if the cost of this scale-up is not economically feasible, our development programs and commercialization of any approved products will be materially adversely affected and we may not be able to produce our product candidates in a sufficient quantity to meet future demand and our business, financial condition, results of operations, and growth prospects may be materially adversely affected.

We are dependent on third parties to store our CAR-iNK and CAR-iT cells and master and working cell banks of the engineered iPSC cells.

The CAR-iNK and CAR-iT cells and the master and working cell banks of the engineered iPSC cells are stored in freezers at third-party biorepositories and will also be stored in our freezers at our production facility if and when it becomes operational. If these materials are damaged at these facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish replacement CAR-iNK and CAR-iT cells and master and working cell banks of the engineered iPSC cells, which would impact clinical supply and delay patient treatment. If we are unable to establish replacement materials, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

Risks related to commercialization of our product candidates

If we are unable to successfully commercialize CNTY-101 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

If we are successful in obtaining marketing approval from applicable regulatory authorities for CNTY-101 or any of our other product candidates, our ability to generate revenues from such product candidates will depend on our success in:

●	launching commercial sales of our product candidates, whether alone or in collaboration with others;
●	receiving an approved label with claims that are necessary or desirable for successful marketing, and that does not contain safety or other limitations that would impede our ability to market our product candidates;
●	creating market demand for our product candidates through marketing, sales, and promotion activities;
●	hiring, training, and deploying a sales force or contracting with third parties to commercialize our product candidates;
●	manufacturing, either on our own or through third parties, product candidates in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;
●	establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
●	creating partnerships with, or offering licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;
●	obtaining, maintaining, protecting, and enforcing patent and trade secret protection and regulatory exclusivity for our product candidates;
●	achieving market acceptance of our product candidates by patients, the medical community, and third-party payors;
●	achieving appropriate reimbursement for our product candidates;
●	effectively competing with other therapies; and
●	maintaining an acceptable tolerability profile of our product candidates following launch.

To the extent we are not able to do any of the foregoing, our business, financial condition, results of operations, and prospects will be materially harmed.

We face significant competition, and if our competitors develop product candidates more rapidly than we do or their product candidates are more effective, our ability to develop and successfully commercialize products may be adversely affected.

The biopharmaceutical and pharmaceutical industries are characterized by rapid innovation, intense and dynamic competition and a strong emphasis on proprietary and novel products and product candidates. While we believe that our technology, scientific knowledge, and experience in the field of cellular immunotherapy provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biopharmaceutical companies, academic institutions, governmental agencies, and public and private research institutions, as well as standard-of-care treatments, and new products undergoing development and combinations of existing and new therapies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies, including combinations thereof, that may become available in the future. We compete with these organizations to recruit management, scientists, and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We are developing off-the-shelf cell therapies by differentiating engineered iPSC into NK-, T-, or other immune cells for the treatment of various cancers. While we believe our genetically-engineered immune effector cell therapies derived from iPSC are highly differentiated, a number of companies are currently focused on the development of cellular immunotherapies for the treatment of cancer. In addition, because reprogramming technology and gene editing technology are available on a non-exclusive basis, the number of companies developing iPSC-derived products and products using gene editing technology is expected to increase, which will increase competitive pressure on us. Moreover, the reprogramming technology licensed to us from FCDI and the gene editing technology licensed to us from Inscripta, Inc. are each licensed to us on a non-exclusive basis, and therefore third parties may obtain licenses to the same technology to compete with us.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales, and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive, or marketed and sold more effectively than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

We expect to face uncertainty regarding the pricing of our existing product candidates and any other product candidates that we may develop.

Due to the novel nature of our product candidates, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any product candidates that we develop will be relatively high due to their anticipated use in the prevention or treatment of life-threatening diseases where therapeutic options are limited, the biopharmaceutical industry has recently experienced significant pricing pressures, including in the area of orphan drug products. In particular, drug pricing and other healthcare costs continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate on a global basis. These pressures may result in harm to our business and reputation, cause our stock price to decline or experience periods of volatility, and adversely affect results of operations and our ability to raise funds.

In addition, we expect to experience pricing pressures in connection with the pricing of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new products could limit our product revenues.

Our ability to commercialize any of our product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. In the United States, the principal decisions about reimbursement for new therapies are typically made by Centers for Medicare and Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new therapy will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as cellular immunotherapy. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payors. In particular, there is no body of established practices and precedents for reimbursement of cellular immunotherapies, and it is difficult to predict what the regulatory authority or private payor will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

In addition, reimbursement agencies in foreign jurisdictions may be more conservative than those in the United States. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved, and as a result, they may not cover or provide adequate payment for our product candidates. Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely affect our ability to achieve commercial success, and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Even if we obtain regulatory and marketing approval for a product candidate, our product candidates will remain subject to regulatory oversight.

Even if we receive marketing and regulatory approval for CNTY-101 or any of our other product candidates, regulatory authorities may still impose significant restrictions on the indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. CNTY-101 and our other product candidates will also be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a biologic. Any regulatory approvals that we receive for CNTY-101 or our other product candidates may also be subject to a risk evaluation and mitigation strategy, or REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the quality, safety, and efficacy of the product, all of which could lead to lower sales volume and revenue. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover(s) previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we or our contractors fail to comply with applicable regulatory requirements following approval of CNTY-101 or our other product candidates, a regulatory authority may:

●	issue a warning letter asserting that we are in violation of the law;
●	request voluntary product recalls;
●	seek an injunction or impose administrative, civil, or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto);
●	restrict the marketing or manufacturing of the product;
●	seize or detain the product or otherwise require the withdrawal of the product from the market;
●	refuse to permit the import or export of product candidates; or
●	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize CNTY-101 or our other product candidates and adversely affect our business, financial condition, results of operations, and prospects.

Even if we receive marketing approval for CNTY-101 or our other product candidates, we may not achieve broad market acceptance.

The commercial success of CNTY-101 or our other product candidates, if developed and approved for marketing by the FDA or comparable foreign regulatory authority, will depend upon the awareness and acceptance of CNTY-101 or such other product candidate among the medical community, including physicians, patients, advocacy groups, and healthcare payors. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

●	the prevalence and severity of any adverse side effects associated with our product candidates;
●	limitations or warnings contained in the labeling approved for our product candidates by the FDA or comparable foreign regulatory authority, such as a “black box” warning;
●	availability of alternative treatments, including any competitive therapies in development that could be approved or commercially launched prior to approval of our product candidates;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	pricing;
●	payor acceptance;
●	the impact of any future changes to the United States healthcare system;
●	the effectiveness of our sales and marketing strategies; and
●	the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution, or sales of our product candidates.

If CNTY-101 or any of our other product candidates are approved but do not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue to become or remain profitable and our business, financial condition, and results of operations could be materially adversely affected. Our efforts to educate the medical community and third-party payors about the benefits of CNTY-101 and our other product candidates may require significant resources and may never be successful.

Even if we receive marketing approval for CNTY-101 or our other product candidates in the United States, we may never receive regulatory approval to market CNTY-101 or our other product candidates outside of the United States.

In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy, and other regulatory requirements of other jurisdictions, including potential additional clinical trials and/or preclinical studies. Approval procedures vary among jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approvals in other jurisdictions might differ from that required to obtain FDA approval. The marketing approval processes in other jurisdictions may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many jurisdictions outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such jurisdictions. Marketing approval in one jurisdiction does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other jurisdictions or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, financial condition, results of operations, and prospects.

We may be unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell CNTY-101 or our other product candidates, if approved.

We currently do not have a commercial infrastructure for the marketing, sale, and distribution of CNTY-101, or our other product candidates. If CNTY-101 or our other product candidates receive marketing approval, we intend to commercialize such product candidates in the United States and potentially in other geographies. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. Should we decide to move forward in developing our own marketing capabilities, we may incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of the FDA’s or comparable foreign regulatory authority’s requirements or for other reasons, we would incur these expenses prior to being able to realize any revenue from sales of CNTY-101 and our other product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing CNTY-101 or our other product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may also or alternatively decide to collaborate with third-party marketing and sales organizations to commercialize any approved product candidates in the United States, in which event, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other biopharmaceutical and pharmaceutical companies to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time-consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development.

In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize CNTY-101 or our other product candidates in the United States or elsewhere, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, and prospects.

If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Initial planned clinical trials are expected to enroll patients who have received other available therapies in order to first evaluate whether the product is safe and whether there is any activity. We do not know at this time whether CNTY-101 or any of our other product candidates will be safe for use in humans or whether they will demonstrate any anti-cancer activity. Subsequently, we plan to conduct additional clinical trials depending on the activity we note in the initial clinical trials. If the activity is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially in earlier lines of therapy, but there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

We focus our research and product development on differentiating engineered iPSC into NK-, T-, or other immune cells for the treatment of various cancers. Our projections of both the number of people who have these cancers, as well as the subset of people with these cancers who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of such cancers. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost, and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug and biologic pricing, and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the timing and cost of, and level of investment in, research, development, regulatory approval, and commercialization activities relating to CNTY-101 and our other product candidates, which may change from time to time;
●	coverage and reimbursement policies with respect to CNTY-101 and our other product candidates, if approved, and potential future drugs or biologics that compete with our products;
●	the cost of manufacturing CNTY-101 and our other product candidates, which may vary depending on the quantity of production and the terms of our agreements with CMOs;
●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates;
●	the level of demand for any approved products, which may vary significantly;
●	future accounting pronouncements or changes in our accounting policies; and
●	any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Risks related to employee matters, managing growth and other risks related to our business

We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain, and motivate highly qualified management, clinical, and scientific personnel, many of whom have been instrumental for us and have substantial experience with our iPSC-derived allogeneic cell therapy platforms, underlying technologies, and related product candidates. Given the specialized nature of our iPSC-derived allogeneic cell therapy platforms and the fact that ours is a novel and emerging field, there is an inherent scarcity of experienced personnel in this field. As we continue developing our product candidates in our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program.

We are highly dependent upon our senior management, particularly Osvaldo Flores, Ph.D., our Chief Executive Officer, as well as our senior scientists and other members of our executive team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials, or the commercialization of CNTY-101 and our other product candidates. We have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

Our research and development programs, clinical operations, and sales and marketing efforts depend on our ability to attract and retain highly skilled scientists, engineers, and sales professionals. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do, and any of our employees may terminate their employment with us at any time. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources, and potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

We will need to increase the size and capabilities of our organization, and we may experience difficulties in managing our growth.

As of June 30, 2021, we had 121 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA or other comparable authority review process for CNTY-101 and our other product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial, and management controls, reporting systems, and procedures.

Our future financial performance and our ability to commercialize CNTY-101 and our other product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. In addition, we expect to incur additional costs in hiring, training, and retaining such additional personnel.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize CNTY-101 and our other product candidates and, accordingly, may not achieve our research, development, and commercialization goals.

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. A novel virus, severe acute respiratory syndrome coronavirus 2, or SARS-CpV-2 or coronavirus, which causes COVID-19 has spread to most countries across the world, including all 50 states within the United States and Canadian Provinces, including Philadelphia, Pennsylvania, Washington, and Hamilton, Ontario where our operations are located, and Madison, Wisconsin, where the manufacturing site for our product candidates is located. The coronavirus pandemic is evolving and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our consultants and collaborators, including FCDI, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus, new strains or mutations of the coronavirus, and the actions to contain the coronavirus or treat its impact, among others. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory and have taken other precautionary measures as well, including the periodic testing of our employees. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic.

Potential disruptions to our preclinical development efforts include, but are not limited to:

●	delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff, limited or no access to animal facilities, and unforeseen circumstances at contract research organizations (CROs) and vendors;
●	limitations on employee or other resources that would otherwise be focused on the conduct of our preclinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures, or mass transit disruptions; and

●	delays in necessary interactions with regulators, ethics committees, and other important agencies and contractors.

We have not yet commenced clinical trial activities for any of our product candidates. If we commence clinical trials for one or more of our product candidates, potential disruptions of those clinical activities as a result of COVID-19 or similar pandemics include, but are not limited to the interruption of key clinical trial activities, enrolling patients in clinical trials, interruption of, or delays in receiving, supplies of our product candidates, regulatory delays, changes in regulations as part of a response to the COVID-19 pandemic, and additional delays, difficulties, or interruptions as a result of current or future shutdowns.

The COVID-19 global pandemic continues to rapidly evolve. Although many countries, including certain countries in Europe and the United States, have re-opened, rises in new cases have caused certain countries to re-initiate restrictions. Vaccines were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity. Certain variants of COVID-19, such as the delta variant, are proving to be more easily spread than earlier variants. The continued low vaccination rate, and the emergence of new variants which could prove resistant to existing vaccines could again result in major disruptions to businesses and markets worldwide.

The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, the availability of vaccines, and actions to contain the outbreak or treat its impact. Additionally, we are unable to predict if a different pandemic could have similar or different impacts on our business, financial condition, or share price. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.

We have incurred indebtedness, and we may incur additional indebtedness, which could adversely affect our business.

As of June 30, 2021, we had an outstanding balance of $10.0 million under our Loan and Security Agreement with Hercules Capital, Inc., or the Loan Agreement. Our indebtedness could have important consequences to our stockholders. For example, it:

●	increases our vulnerability to adverse general economic and industry conditions;
●	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate by restricting our ability to make acquisitions, investments or divestments, or take other corporate actions quickly; and
●	limits our ability to obtain additional financing or refinancing in the future for working capital, clinical trials, research and development, or other purposes.

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations, and cash flows. The Loan Agreement also contains certain financial and other covenants, including limitations on, among other things, additional indebtedness, out licensing, paying dividends in certain circumstances, and making certain acquisitions and investments. Any failure to comply with the terms, covenants and conditions of the Loan Agreement may limit our ability to draw upon additional tranches of term loans and may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, and customers expose us to broadly applicable foreign, federal and state fraud and abuse, and other healthcare and privacy laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute any products for which we obtain marketing approval. Such laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons, or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in-kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses, and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-United States officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug and biologic manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and foreign governments that have enacted or proposed requirements regarding the collection, retention, distribution, use, security, sharing, transfer, storage, and other processing of personally identifiable information and other data relating to individuals (including the EU General Data Protection Regulation 2016/679, or GDPR, and the California Consumer Protection Act, or CCPA), and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices, including any consulting and advisory board arrangements with physicians and other healthcare providers, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from United States government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusion from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations, or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products, and services could adversely affect our business, operations, and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our products and product candidates, if approved. The United

States government, state legislatures, and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs and biologics.

The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. There have been significant ongoing administrative, executive, and legislative efforts to modify or eliminate the ACA. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code, commonly referred to as the individual mandate. The Trump administration issued executive orders which sought to reduce burdens associated with the ACA and modified how it was implemented. Other legislative changes have been proposed and adopted since passage of the ACA. The ACA has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by the United States Congress, or Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA. An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the ACA remain possible, although the new Biden administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug and biologic prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing, or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Budget Control Act of 2011 has resulted in reductions in spending on certain government programs, including aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. These reductions have been extended until 2030 unless additional Congressional action is taken.

Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, CNTY-101 or any future product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would materially adversely affect our business, financial condition, and results of operations.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

We are required to maintain internal controls over financial reporting. Commencing in 2022, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we were never required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, if we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if our independent registered public accounting firm determines that we have a material weakness or a significant deficiency in our internal control over financial reporting, or we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. As a result, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We believe that any internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and may not be detected.

We, or our CMOs or suppliers, may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time-consuming or costly.

We, or our CMOs or suppliers, including FCDI, use biological materials, potent chemical agents and may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. The operations of our CMOs and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations, and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no product candidates that have commenced clinical trials or been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. For example, we may be sued if CNTY-101 and our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing. or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability, and a breach of warranties. Claims may be brought against us by clinical trial participants, patients, or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our products;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants and inability to continue clinical trials;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing, or promotional restrictions;
●	significant negative financial impact;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize CNTY-101 or our other product candidates; and
●	a decline in our stock price.

We currently hold product liability coverage in an amount we consider reasonable. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of CNTY-101 or our other product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of CNTY-101 or our other product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may be unable to adequately protect our or our vendors’ information systems from cyberattacks or other incidents, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit, and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers, and clinical trial information. Despite our implementation of security measures, our internal computer systems, and those of our CROs, CMOs, information technology suppliers, and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks, and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Additionally, our security measures or those of our vendors could be breached as a result of employee theft, exfiltration, misuse, malfeasance, or unintentional events. A successful cyberattack or other data security incident could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud, and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud, or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss, and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for, or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting, and controlling such cyberattacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions, or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects, and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

We also cannot be certain that our existing insurance coverage will cover any claims against us relating to any security incident or breach, will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach, will continue to be available on acceptable terms or at all or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, and results of operations.

Failure to comply with current or future federal, state, and foreign laws and regulations and industry standards relating to privacy and data protection laws could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We or our collaborators may be subject to federal, state, and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, storage, transfer, protection, and other processing of health-related and other personal information could apply to our operations or the operations of our collaborators. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches, and laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. Such laws are not consistent, and compliance in the event of a widespread data breach is costly. By way of example, the CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election of November 3, 2020. The CPRA, which will take effect in most material respects on January 1, 2023, modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

Foreign data protection laws, including the GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect in the EU in May 2018 and introduced strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union and the United States remains uncertain. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, the vote in the United Kingdom in favor of exiting the European Union, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for violations. In addition, it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under the GDPR. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data until June 30, 2021. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. Compliance with United States and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure by us or our collaborators to comply with United States and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our employees and independent contractors, including principal investigators, CROs, consultants, and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants, and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless, and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete, and accurate information to such authorities, (2) manufacturing standards, including cGMP requirements, (3) federal and state data privacy, security, fraud and abuse, and other healthcare laws and regulations in the United States and abroad or (4) laws that require the true, complete, and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug or biologic product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement, or similar agreement to resolve allegations of noncompliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks related to our intellectual property

We do not currently own any issued patents or non-provisional patent applications relating to our product candidates.

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. In particular, we do not own any issued patents or non-provisional patent applications, and we have not filed any patent applications related to our product candidates other than CNTY-101. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them, and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed provisional patent applications in the United States related to CNTY-101 and other aspects of our technology. However, United States provisional patent applications are not eligible to become issued patents unless and until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such United States provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our antibody technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If any of our license agreements with FCDI or our other licensors, including iCELL Inc. and the Governing Council of the University of Toronto and McMaster University, are terminated, we could lose our rights to key components enabling our iPSC-derived allogeneic cell therapy platforms.

Our commercial success will depend in part on the maintenance of our license agreements. In September 2018, we entered into an exclusive license with FCDI, pursuant to which we have received an exclusive license to certain patents and know-how related to the differentiation of iPSC cells into immune-effector cells in the field of cancer immunotherapeutics, or the Differentiation License, and a non-exclusive license for the rights to certain patents and know-how related to the reprogramming of human somatic cells to iPSCs in the field of cancer immunotherapeutics, or the Reprogramming License, and together with the Differentiation License, the FCDI Licenses. A critical aspect to manufacturing our product candidates involves the reprogramming of certain cells into iPSCs and the differentiation of iPSCs into immune cells. We utilize technology licensed from FCDI to reprogram cells to become iPSCs and to differentiate the iPSCs to generate different immune cell types including NK cells and T cells. By utilizing this licensed technology, we are currently capable of achieving fully functional iNK cells from iPSCs in approximately 30 days.

We have also entered into an exclusive sublicense, or the iCELL Sublicense, with iCELL Inc., or iCELL, for certain patents related to an immune function reconstruction method using multipotent stem cells and the method for producing antigen specific T-cells, and acquired a license agreement from Empirica Therapeutics, or the Empirica License, pursuant to which we receive an exclusive license from the Governing Council of the University of Toronto and the McMaster University under certain patents and antibody sequences and related intellectual property rights and know-how to, among other things, reproduce, manufacture and commercialize certain CD-133 related antibody and antibody sequence-derived technology.

The FCDI Licenses and certain of our other license agreements, including the iCELL Sublicense and Empirica License, impose, and future license agreements may impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under the FCDI Licenses, our other license agreements, or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop products covered by such license.

If, for any reason, the FCDI Licenses or any of our other license agreements are terminated or we otherwise lose the rights under such agreements, it would adversely affect our business. If we breach any material obligations under the FCDI Licenses or any of our other license agreements, FCDI or the applicable licensor may have the right to terminate our license, which could result in us being unable to develop, manufacture, or sell our product candidates that incorporate the intellectual property subject to such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects, and we may be required to identify and license replacement technology from third parties, which may not be available on reasonable terms or at all.

We may not be successful in obtaining or maintaining necessary intellectual property rights in the future for the development of CNTY-101 and our other product candidates.

We may in the future enter into additional license agreements with third parties for other intellectual property rights or assets to advance our research or allow commercialization of CNTY-101 and our other product candidates, and we cannot provide any assurances that third-party patents do not exist which might be enforced against CNTY-101 and our other product candidates in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive or may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues, the resolution of which could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement;
●	whether and the extent to which our technology and processes infringe, misappropriate, or otherwise violate intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patents and other intellectual property rights to third parties;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of CNTY-101 and our other product candidates, and what activities satisfy those diligence obligations;
●	our right to transfer or assign the license; and
●	the ownership of inventions, know-how, and other intellectual property resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on our business.

In addition, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties our rights under our existing license agreements with respect to any licensed product, we may be required to pay a specified percentage of all revenue to be received in connection with such transaction.

Under one of the FCDI Licenses and certain other in-licenses under which we sublicense certain rights related to our technology, we rely on FCDI and our other sublicensors to comply with their obligations under their upstream license agreements where we may have no relationship with the original licensor of such rights. If our sublicensors fail to comply with their obligations under their upstream license agreements, and the upstream license agreements are consequently terminated, such termination may result in the termination of our sublicenses and loss of such rights.

Our success depends on our ability to obtain, maintain, protect, and enforce our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary technologies, including patent protection and trade secret protection for CNTY-101 and our other product candidates, proprietary technologies and their uses as well as our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of others. If we are unable to obtain, maintain, protect, or enforce our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed, which could have a material adverse impact on our business, results of operations, financial conditions, and prospects. Although we have filed provisional patent applications with respect to CNTY-101 and other aspects of our product technology, our patent portfolio is in an earlier stage of prosecution, and we have not filed any patent applications related to our product candidates other than CNTY-101. We do not own any issued patents related to CNTY-101 and our other product candidates. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents are issued from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, misappropriated, violated, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our intellectual property and proprietary rights is uncertain. Only limited protection may be available and may not adequately obtain, maintain, protect, and enforce our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly obtain, maintain, protect, and enforce the intellectual property rights relating to CNTY-101 and our other product candidates could have a material adverse effect on our financial condition and results of operations.

Because CNTY-101 is our lead product candidate, and because our other product candidates are based on similar technology, if we are unable to obtain patent protection for CNTY-101, our other product candidates in our pipeline could be significantly impaired, which could materially adversely affect our business, financial conditions, results of operations, and growth prospects.

We cannot be certain that the claims in our pending patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that claims that may ultimately issue from our patent applications will not be found invalid or unenforceable if challenged. If we are unable to obtain or maintain patent protection with respect to our product candidates, our business, financial condition, results of operations, and prospects could be materially harmed.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting CNTY-101 and our other product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	patent applications may not result in any patents being issued;
●	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use, and sell CNTY-101 and our other product candidates;
●	there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products.

The patent prosecution process is also expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, directed to technology that we license from third parties. We may also require the cooperation of our licensor in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using, and selling competing products.

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, CMOs, consultants, advisors, and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether CNTY-101 and our other product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing, misappropriating, or violating manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may not cover CNTY-101 and our other product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize CNTY-101 and our other product candidates and compete directly with us, without payment to us. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our or our licensors’ ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of CNTY-101 and our other product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our licensors, whether current or future, fail to establish, maintain, or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

As a licensee of third parties, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering CNTY-101 and our other product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products.

In addition, even where we have the right to control patent prosecution of patents and patent applications we have acquired or licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our predecessors or licensors and their counsel that took place prior to us assuming control over patent prosecution.

Our technology acquired or licensed from various third parties may be subject to retained rights. Our predecessors or licensors often retain certain rights under their agreements with us, including the right to use the underlying technology for non-commercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our predecessors or licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

In addition, the research resulting in certain of our in-licensed patent rights and technology was funded in part by the United States government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The United States government also has the right to take title to these inventions if the applicable licensor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to United States industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations, and prospects.

If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market, and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of licensed and acquired technologies into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license, or market and sell CNTY-101 and our other product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to develop products that are similar to CNTY-101 and our other product candidates but that are not covered by the claims of the patents that we own or license;
●	we or our licensors or predecessors might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;

●	we or our licensors or predecessors might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating, or otherwise violating our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, it could significantly harm our business, results of operations, and prospects.

Our commercial success depends significantly on our ability to operate without infringing, misappropriating, or otherwise violating the patents and other intellectual property and proprietary rights of third parties. Claims by third parties that we infringe, misappropriate, or violate their intellectual property or proprietary rights may result in liability for damages or prevent or delay our development and commercialization efforts.

Our commercial success depends in part on avoiding infringement, misappropriation, or other violation of the patents, intellectual property, or proprietary rights of third parties. However, our research, development, and commercialization activities may be subject to claims that we infringe, misappropriate, or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or other intellectual property or proprietary rights that could limit our ability to make, use, sell, offer for sale, or import CNTY-101 or our other product candidates that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings, and PGR proceedings before the USPTO and/or foreign patent offices. Numerous third-party United States and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates, including patents and patent applications held by our competitors. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of CNTY-101 and our other product candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that CNTY-101 and our other product candidates may be subject to claims of infringement, misappropriation, or other violation of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of CNTY-101 and our other product candidates, and we cannot be certain that we were the first to file a patent application related to CNTY-101 and our other product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that CNTY-101 and our other product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon, misappropriates, or otherwise violates these patents. Any claims asserted by third parties would be time-consuming and could:

●	result in costly litigation that may cause negative publicity;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;
●	prevent us from commercializing CNTY-101 and our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
●	subject us to significant liability to third parties; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

Third parties may hold intellectual property or proprietary rights that could prevent CNTY-101 and our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to CNTY-101 and our other product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop CNTY-101 and our other product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign CNTY-101 and our other product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing CNTY-101 and our other product candidates, which could harm our business, financial condition, and operating results.

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs, or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

The intellectual property landscape around gene-editing technology is highly dynamic, and third parties may initiate and prevail in legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights.

The field of gene-editing, especially in the area of CRISPR technology, is still in its infancy, and no such products have reached the market. Further, the ownership of intellectual property rights relating to CRISPR technology is not fully established. Accordingly, we may not be able to secure all the necessary rights to practice the technology. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to intellectual property and proprietary rights in the future. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biopharmaceutical and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights relating to CRISPR. For example, certain patents are currently subject to Interference Proceedings before the USPTO and Opposition Proceedings before the European Patent Office, or EPO. It is uncertain when and how the USPTO, as well as the EPO, will decide in the various proceedings, and the decisions of the respective patent offices may significantly affect the scope or may deny the validity of the respective patents involved in these proceedings. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to CRISPR technology and any product candidates we may develop. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. If we are unable to prove that these patents are invalid or unenforceable or not infringed and we are not able to obtain or maintain a license on commercially reasonable terms, or at all, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business. If we are found to infringe, misappropriate, or violate such third-party patents, we and our partners may be required to pay damages, cease commercialization of the infringing technology, including our use of gene-editing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe, misappropriate, or violate our intellectual property rights or those of our licensors. To prevent infringement, misappropriation, violation, or unauthorized use, we and/or our licensors may be required to file claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at CNTY-101 and our other product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

In addition, we may in the future choose to challenge the patentability of claims in a third-party’s patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). We have challenged and may in the future choose to challenge third party patents in patent opposition proceedings in the EPO or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO, or other patent office we may be exposed to litigation by the third party alleging that the relevant patent may be infringed by our product candidates.

Even if resolved in our favor, litigation, or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs, or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

Changes in United States patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect CNTY-101 and our other product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming, and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in-licensed patents. If we or our licensors are unsuccessful in any interference proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive or of a diminished scope. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects. Even if we are successful in an interference proceeding or other similar priority or inventorship disputes, it could result in substantial costs and be a distraction to management and other employees. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position on CNTY-101 and our other product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering CNTY-101 and our other product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing, and regulatory review of product candidates, patents protecting CNTY-101 and our other product candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for CNTY-101 and our other product candidates, our business may be materially harmed.

Depending upon the timing, duration, and specifics of FDA marketing approval of CNTY-101 and our other product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply prior to expiration of relevant patents or otherwise failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines or failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, we may be reliant on third-party licensors and collaborators in applying for such patent term extensions and we may not be able to obtain their cooperation. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although we have licenses to issued patents and pending patent applications in the United States and certain other countries, filing, prosecuting, and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment, and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of any patents we ultimately obtain and/or applications we file. We have systems in place to remind us to pay these fees, and we rely on third parties to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. In some cases, we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business.

If we are unable to protect the confidentiality of our trade secrets, our business, and competitive position would be harmed.

In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology, and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Trade secrets and know-how can be difficult to protect. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Because we currently rely on other third parties to manufacture our product candidates and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology and other trade secrets, in part, by entering into confidentiality agreements, consulting agreements, or other similar agreements with our advisors, employees, consultants, and other third parties prior to beginning research or disclosing proprietary information and other trade secrets. These agreements typically limit the rights of the third parties to use or disclose our confidential information, proprietary information, and other trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occur or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of CNTY-101 and our other product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Risks related to our common stock

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk factors” section and many others, including:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;
●	the success or failure of our efforts to acquire, license, or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with FCDI, any manufacturers, suppliers, licensors, future collaborators, or other strategic partners;
●	achievement of expected product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry, and market conditions, or other events or factors, many of which are beyond our control;

●	additions or departures of key personnel; and
●	intellectual property, product liability, or other litigation against us.

In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of June 30, 2021, we had 56,437,204 shares of common stock outstanding. Of these shares, 12,132,500 shares that we sold in our IPO are currently freely tradeable and may be resold in the public market without restriction. Substantially all of the remaining shares of our common stock initially are restricted as a result of securities laws, market standoff provisions or lock-up agreements, but will become eligible to be sold on December 15, 2021, which is 181 days after the date of the underwriting agreement we entered into in connection with the IPO.

Holders of an aggregate of 40,088,134 shares of common stock, including with respect to shares of our convertible preferred stock that converted into shares of our common stock upon the completion of the IPO, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the stockholders agreement between us and such holders. We have also registered all shares of common stock subject to equity awards issued or reserved for future issuance under our equity compensation plans on a registration statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act and the market standoff provisions and lock-up agreements described above. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

Our executive officers, directors, principal stockholders, and their affiliates have the ability to exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of June 30, 2021, the existing holdings of our executive officers, directors, principal stockholders, and their affiliates, represented beneficial ownership, in the aggregate, of approximately 70% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from your interests and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We are an emerging growth company and a “smaller reporting company”, and the reduced disclosure requirements applicable to emerging growth companies and “smaller reporting companies” may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may remain an emerging growth company until December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. The reduced disclosure and other requirements that we may take advantage of include:

●	not being required to have our registered independent public accounting firm attest to management’s assessment of our internal control over financial reporting;
●	presenting reduced disclosure about our executive compensation arrangements;
●	not being required to hold non-binding advisory votes on executive compensation or golden parachute arrangements; and
●	extended transition periods for complying with new or revised accounting standards.

We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

We are also a “smaller reporting company,” meaning that the market value of our stock held by nonaffiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an emerging growth company or smaller reporting company, we incur significant legal, accounting, and other expenses that we did not incur as a private company prior to our IPO. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market LLC, or Nasdaq, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We could be an emerging growth company for up to five years. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

Provisions in our corporate charter documents and under Delaware law could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent, a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	a special meeting of stockholders may be called only by the chair of our board of directors, our chief executive officer, or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	our second amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	our board of directors may alter certain provisions of our amended and restated bylaws without obtaining stockholder approval;
●	the approval of the holders of at least two-thirds of the outstanding shares of our capital stock is required to adopt, amend, or repeal our amended and restated bylaws, unless such action is recommended by our board of directors at an annual or special meeting of shareholders;
●	the approval of the holders of at least two-thirds of the outstanding shares of our capital stock is required to adopt, amend, or repeal provisions in our second amended and restated certificate of incorporation relating to (i) the amendment of the second amended and restated certificate of incorporation or amendment of the amended and restated bylaws, (ii) stockholder action, (iii) election and removal of directors, (iv) limitations on liability and (v) exclusive forum for proceedings;
●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our shares; and
●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our second amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our second amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical and pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three-month period ended June 30, 2021, we have made sales of the following unregistered securities (share and per share amounts reflect a 1-for-2.5161 reverse stock split of our common stock effected on June 11, 2021 unless otherwise provided):

1.	Equity Awards

a. During the three-month period ended June 30, 2021, we have granted stock options to employees, officers, directors and consultants, covering an aggregate of 2,599,845 shares of our common stock, having a weighted average exercise price of $8.05 per share, in connection with services provided to us by such parties.

b. During the three-month period ended June 30, 2021, we have issued an aggregate of 351,486 shares of our common stock to employees, officers, directors, and consultants upon their exercise of stock options, for aggregate cash consideration of approximately $2.1 million.

2.	Warrant to Purchase Common Stock

On January 22, 2021 we entered into a consulting agreement with Danforth Advisors, LLC, or Danforth, pursuant to which Danforth agreed to serve as an independent consultant for the purpose of providing us with certain strategic and financial advice and support services in connection with the offering. As compensation for Danforth’s services, on May 27, 2021, we issued Danforth a warrant to purchase 15,897 shares of our common stock at an exercise price of $7.27 per share, or the Danforth Warrant. The Danforth Warrant is immediately exercisable and will expire on May 27, 2031.

3.	Automatic Conversion of Preferred Stock

On June 22, 2021, upon the closing of our IPO, all shares of our then-outstanding convertible preferred stock automatically converted into 34,126,528 shares of common stock. The issuance of such shares common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

Unless otherwise stated, the issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds

On June 22, 2021, we completed our IPO. Our registration statement on Form S-1 (File No. 333- 256648) relating to the IPO was declared effective by the SEC on June 17, 2021. We issued an aggregate of 12,132,500 shares of our common stock at a price of $20.00 per share for aggregate net cash proceeds of $221.2 million, after deducting approximately $17.0 million in underwriting discounts and commissions and approximately $4.0 million in other offering costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

The sale and issuance of 12,132,500 shares in the IPO closed on June 22, 2021. J.P. Morgan, BofA Securities, SVB Leerink and Piper Sandler acted as joint book-running managers for the IPO.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. As of June 30, 2021, we had not utilized any of the proceeds from our IPO.

Dividends

Our ability to pay cash dividends is currently restricted by the terms of our Loan and Security Agreement with Hercules Capital, Inc., as discussed in Note 9 - “Long term debt” in the notes to our consolidated financial statements.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number

3.1

Second Amended and Restated Certificate of Incorporation of Century Therapeutics, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40498) filed on June 25, 2021)

3.2	Amended and Restated Bylaws of Century Therapeutics, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40498) filed on June 25, 2021)
10.1	2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648) filed on June 14, 2021)
10.2	2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648) filed on June 14, 2021)
10.3

Form of Stock Option Grant Notice and Award Agreement, under the 2021 Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-256648) filed on May 28, 2021)

10.4

Form of Restricted Stock Unit Grant Notice and Award Agreement, under the 2021 Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-256648) filed on May 28, 2021)

10.5

Executive Employment Agreement, by and between the Registrant and Osvaldo Flores, Ph.D., dated May 26, 2021 (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-256648) filed on May 28, 2021)

10.6

Executive Employment Agreement, by and between the Registrant and Michael Diem, M.D., dated May 26, 2021 (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-256648) filed on May 28, 2021)

10.7

Executive Employment Agreement, by and between the Registrant and Hyam Levitsky, M.D., dated May 26, 2021 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-256648) filed on May 28, 2021)

10.8

Executive Employment Agreement, by and between the Registrant and Luis Borges, Ph.D., dated May 26, 2021 (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648) filed on June 14, 2021)

10.9

Executive Employment Agreement, by and between the Registrant and Adrienne Farid, Ph.D., dated May 26, 2021 (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648) filed on June 14, 2021)

10.10

Executive Employment Agreement, by and between the Registrant and Gregory Russotti, Ph.D., dated May 26, 2021 (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648) filed on June 14, 2021)

10.11

Offer Letter, by and between the Registrant and Kimberly Blackwell, M.D., dated May 19, 2021 (incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-256648) filed on May 28, 2021)

10.12

Offer Letter, by and between the Registrant and Alessandro Riva, M.D., dated May 19, 2021 (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-256648) filed on May 28, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*

This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Therapeutics, Inc.

Date: August 12, 2021	By:	/s/ Osvaldo Flores, Ph.D.
Osvaldo Flores, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Michael Diem, M.D.
Michael Diem, M.D.
Chief Business Officer
(Principal Financial Officer)