Form 10-Q
period 2021-09-30
Century Therapeutics, Inc.
filed 2021-11-10
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2021, the registrant had 54,641,380 shares of common stock, $0.0001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2021	December 31,
	(unaudited)	2020
Assets

Current assets
Cash and cash equivalents	$101,292	$27,211
Short-term investments	193,860	48,542
Escrow deposits, current	502	783
Prepaid expenses and other current assets	4,744	2,261
Total current assets	300,398	78,797

Property and equipment, net	48,626	15,385
Operating lease right-of-use assets	12,037	9,392
Restricted cash	1,717	517
Escrow deposits, non-current	346	723
Long-term investments	105,193	1,053
Security deposits	1,408	909
Total assets	$469,725	$106,776

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)

Current liabilities
Accounts payable	$11,644	$8,082
Accrued expenses and other liabilities	7,258	4,030
Deposit liability	966	—
Total current liabilities	19,868	12,112

Operating lease liability, long term	14,750	11,679
Deposit liability, non-current	2,254	—
Long-term debt, net	9,865	9,636
Total liabilities	46,737	33,427

Commitments and contingencies (Note 11)
Non-cumulative convertible preferred stock, Series A, $ 0.0001 par value, 0 and 35,000,000 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	34,922
Non-cumulative convertible preferred stock, Series B, $ 0.0001 par value, 0 and 26,143,790 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	144,839
Stockholders' equity (deficit):
Preferred stock, $ 0.0001 par value, 10,000,000 and 0 shares authorized at September 30, 2021 and December 31, 2020, respectively, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 and 125,236,190 shares authorized; 54,641,380 and 7,481,861 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	1
Additional paid-in capital	783,018	217,832
Subscription receivable	—	(31,900)
Accumulated deficit	(359,972)	(292,342)
Accumulated other comprehensive loss	(63)	(3)
Total stockholders’ equity (deficit)	422,988	(106,412)
Total liabilities and stockholders’ equity (deficit)	$469,725	$106,776

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses
Research and development	$19,545	$10,812	$53,852	$27,239
General and administrative	6,282	2,319	13,058	6,679
Write off of in-process research and development asset	-	-	-	4,722
Total operating expenses	25,827	13,131	66,910	38,640

Loss from operations	(25,827)	(13,131)	(66,910)	(38,640)

Interest expense	(322)	(59)	(954)	(59)
Other income, net	140	120	234	655
Net loss	$(26,009)	$(13,070)	$(67,630)	$(38,044)

Net loss per common share Basic and Diluted	(0.48)	(1.75)	(2.72)	(5.08)
Weighted average common shares outstanding Basic and Diluted	54,472,650	7,481,861	24,838,250	7,481,861
Other comprehensive loss
Net loss	$(26,009)	$(13,070)	$(67,630)	$(38,044)
Unrealized (loss) gain on investments	(33)	(79)	(28)	45
Foreign currency translation	(27)	(2)	(32)	(2)
Comprehensive loss	$(26,069)	$(13,151)	$(67,690)	$(38,001)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

												Accumulated
	Series A		Series B		Series C							Other
	Convertible		Convertible		Convertible				Additional			Comprehensive	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Loss)	Equity (Deficit)
Balance, December 31, 2020	35,000,000	$34,922	26,143,790	$144,839	—	$—	7,481,861	$1	$217,832	$(31,900)	$(292,342)	$(3)	$(106,412)
Receipt of subscription receivable	—	—	—	—	—	—	—	—	—	31,900	—	—	31,900
Issuance of Series C preferred stock, net	—	—	—	—	24,721,999	159,628	—	—	—	—	—	—	—
Net assets contributed as result of merger	—	—	—	—	—	—	—	—	1,061	—	—	—	1,061
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	40,790	—	47	—	—	—	47
Vesting of restricted stock	—	—	—	—	—	—	150,799	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	199,083	—	123	—	—	—	123
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	4	4
Stock based compensation	—	—	—	—	—	—	—	—	95	—	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(18,348)	—	(18,348)
Balance, March 31, 2021	35,000,000	$34,922	26,143,790	$144,839	24,721,999	$159,628	7,872,533	$1	$219,158	$—	$(310,690)	$(26)	$(91,557)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	—	—	—	—	12,132,500	1	221,184	—	—	—	221,185
Conversion of convertible preferred stock upon initial public offering	(35,000,000)	(34,922)	(26,143,790)	(144,839)	(24,721,999)	(159,628)	34,126,528	3	339,385	—	—	—	339,388
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	79,796	—	74	—	—	—	74
Vesting of restricted stock	—	—	—	—	—	—	130,463	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	62,271	—	46	—	—	—	46
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	32	32
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Stock based compensation	—	—	—	—	—	—	—	—	1,711	—	—	—	1,711
Net loss	—	—	—	—	—	—	—	—	—	—	(23,273)	—	(23,273)
Balance, June 30, 2021	—	$—	—	$—	—	$—	54,404,091	$5	$781,558	$—	$(333,963)	$(3)	$447,597
Issuance cost of common stock from initial public offering	—	—	—	—	—	—	—	—	217	—	—	—	217
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	6,799	—	9	—	—	—	9
Vesting of restricted stock	—	—	—	—	—	—	148,347	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	82,143	—	14	—	—	—	14
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(33)	(33)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Stock based compensation	—	—	—	—	—	—	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	—	—	—	—	—	—	(26,009)	—	(26,009)
Balance, September 30, 2021	—	$—	—	$—	—	$—	54,641,380	$5	$783,018	$—	$(359,972)	$(63)	$422,988

										Accumulated
	Series A		Series B							Other
	Convertible		Convertible				Additional			Comprehensive	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Loss)	Deficit
Balance, December 31, 2019	35,000,000	$34,992	26,143,790	$144,839	7,481,861	$1	$216,910	$(70,000)	$(238,767)	$(3)	$(91,859)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	27	27
Stock based compensation	—	—	—	—	—	—	221	—	—	—	221
Net loss	—	—	—	—	—	—	—	—	(9,673)	—	(9,673)
Balance, March 31, 2020	35,000,000	$34,992	26,143,790	$144,839	7,481,861	$1	$217,131	$(70,000)	$(248,440)	$24	$(101,284)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	97	97
Stock based compensation	—	—	—	—	—	—	137	—	—	—	137
Net loss	—	—	—	—	—	—	—	—	(15,301)	—	(15,301)
Balance, June 30, 2020	35,000,000	$34,992	26,143,790	$144,839	7,481,861	$1	$217,268	$(70,000)	$(263,741)	$121	$(116,351)
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(79)	(79)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2)	(2)
Warrants on long term debt					—	—	46	—	—	—	46
Stock based compensation	—	—	—	—	—	—	144	—	—	—	144
Net loss	—	—	—	—	—	—	—	—	(13,070)	—	(13,070)
Balance, September 30, 2020	35,000,000	$34,992	26,143,790	$144,839	7,481,861	$1	$217,458	$(70,000)	$(276,811)	$40	$(129,312)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(67,630)	$(38,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of in-process research and development asset	—	4,722
Depreciation	2,697	892
Amortization of deferred financing cost	229	14
Non-cash operating lease expense	650	220
Stock based compensation	3,026	502
Change in operating assets and liabilities:
Escrow deposit	658	(1,506)
Prepaid expenses and other assets	(2,995)	779
Operating lease liability	176	1,222
Accounts payable	(4,140)	2,402
Accrued expenses and other liabilities	2,678	748
Net cash used in operating activities	(64,651)	(28,049)

Cash flows from investing activities
Acquisition of property and equipment	(28,249)	(7,921)
Acquisition of fixed maturity securities, available for sale	(288,146)	(12,933)
Asset acquisition, net of cash acquired	—	(4,722)
Sale of fixed maturity securities, available for sale	38,659	23,600
Net cash used in investing activities	(277,736)	(1,976)

Cash flows from financing activities

Proceeds from long-term debt and warrants, net	—	9,734
Payments of deferred financing cost	—	(144)
Proceeds from initial public offering, net of underwriting discounts and commissions	221,402	—
Proceeds from issuance of common stock	130	—
Proceeds from early exercises of common stock options	2,282	—
Proceeds from subscription receivable	31,900	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	159,628	—
Cash contributed as a result of merger	2,326	—
Net cash provided by financing activities	417,668	9,590

Net increase (decrease) in cash, cash equivalents, and restricted cash	75,281	(20,435)

Cash, cash equivalents and restricted cash, beginning of period	27,728	44,064

Cash, cash equivalents and restricted cash, end of period	$103,009	$23,629

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$727	$—
Release of escrow deposit	$523	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock upon initial public offering	$339,388	$—
Purchase of property and equipment, accrued and unpaid	$7,700	$1,086

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

On June 22, 2021, the Company completed its initial public offering (“IPO”) of 10,550,000 shares of Common Stock. On June 22, 2021, the Company sold an additional 1,582,500 shares of Common Stock from the exercise of the overallotment option granted to the underwriters in the IPO. The public offering price of the shares sold in the IPO was $20.00 per share. The Company raised a total of $242,650 in gross proceeds from the offering, or $221,402 in net proceeds after deducting underwriting discounts and commissions of $16,985 and other offering costs of approximately $4,263. Upon the closing of the offering, all shares of the Company’s redeemable convertible preferred stock automatically converted into 34,126,528 shares of common stock.

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three and nine months ended September 30, 2021, the Company incurred a net loss of $26,009 and $67,630 respectively and for the nine months ended September 30, 2021, used $64,651 of cash for operations. Cash and cash equivalents and short and long-term investments were $400,345 at September 30, 2021. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at-least the next 12 months from the date of issuance of these consolidated financial statements.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2021, the consolidated statements of operations and comprehensive loss, and consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2021 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2020 has been derived from our audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of September 30, 2021 and December 31, 2020, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. Vaccines were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States may not have reached the level required for herd immunity. Certain variants of COVID-19, such as the delta variant, are proving to be more easily spread than earlier variants. The incomplete vaccination rate, and the emergence of new variants which could prove resistant to existing vaccines could again result in major disruptions to businesses and markets worldwide. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact its operations or financial results is uncertain.

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

Restricted cash

As of September 30, 2021 and December 31, 2020, the Company had $1,717 and $517 in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$101,292	$27,211
Restricted cash	1,717	517
Cash, cash equivalents, and restricted cash	$103,009	$27,728

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted- average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three and nine months ended September 30, 2021 and 2020.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 15) prior to vesting. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At September 30, 2021, $3,220 was recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase. At December 31, 2020, there was no deposit liability as the initial deposit liability was recognized on February 25, 2021 when the merger discussed in Note 2 occurred.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	September 30, 2021	December 31, 2020
Total shares legally outstanding	56,539,388	8,865,992
Less: unvested early exercised shares	(1,079,794)	(330,629)
Less: unvested restricted stock	(818,214)	(1,053,502)
Total shares issued and outstanding	54,641,380	7,481,861

Restricted stock

In 2018, the Company issued 1,704,256 restricted stock awards at a purchase price of $0.03 per share. In 2019, the Company issued 850,312 restricted stock awards at a weighted average purchase price of $0.70 per share. In October 2019, the Company repurchased 298,080 shares at $1.03 per share. In 2021, the Company issued 194,320 restricted stock awards. As of September 30, 2021, the number of restricted stock awards vested were 1,632,594. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The Company recorded stock-based compensation expense for these awards of $567 and $695, respectively, for the three and nine months ended September 30, 2021, in the statements of operations and comprehensive loss. The Company recorded stock-based compensation expense for these awards of $39 and $117, respectively, for the three and nine months ended September 30, 2020, in the statements of operations and comprehensive loss.

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

Bayer Rights

In connection with the Commitment Agreement, Bayer was granted approval and veto rights over certain decisions related to the operations of the Company through its manager representation on the Company’s Board of Managers. Prior Century held similar rights.

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

On June 18, 2020, the Company, Prior Century and Bayer executed an amendment to the Commitment Agreement to modify the terms for the Company to receive the remaining Tranche 1 subscription receivable of $70,000. In November 2020, the Company received proceeds of $38,100 of the Tranche 1 subscription receivable. The remaining $31,900 was received in January 2021. The Commitment Agreement terminated in connection with the Series C Preferred financing, and Bayer has no obligation to invest any additional amounts. In addition, upon the closing of the Company’s IPO and the conversion of the Company’s preferred stock into common stock in connection therewith, all approval, veto and representation rights held by Bayer and other holders of preferred stock terminated.

Bayer Option Agreement

As a condition of the Tranche 1 closing, Bayer and Prior Century were required to enter into an Option Agreement, pursuant to which Bayer was provided the right of first refusal to acquire certain products researched and developed by the Company.

Note 4—Asset purchase by Century Therapeutics Canada ULC

On June 9, 2020, Century Canada and the Company entered into an agreement with Empirica, a company focused on the development of adoptive immunotherapies against aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis. Under the terms of the Empirica Agreement, the Company acquired an IPR&D asset. Cash of $4,519 was paid at closing and transaction expenses totaled $203. The Company also deposited $1,506 in escrow (the “Escrow Deposit”). Release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal annual installments over a three-year period related to continuing services by certain Empirica shareholders who are employed by the Company. In July 2021, the first annual installment of $523 was released from the Escrow Deposit. As of September 30, 2021 and December 31, 2020, accrued compensation expense on the promissory note was $136 and $282, which is presented within accrued expenses and other liabilities on the consolidated balance sheets.

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

As the IPR&D asset has no alternative future use, the Company charged $4,722 to expense within its consolidated statements of operations for the nine months ended September 30, 2020.

Note 5—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2021, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$96,116	—	—	$96,116
U.S. Treasury	35,962	—	—	35,962
Corporate bonds	—	263,091	—	263,091
Total	$132,078	$263,091	$—	$395,169

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2020, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$24,284	—	—	$24,284
U.S. Treasury	9,525	—	—	9,525
Corporate bonds	—	40,070	—	40,070
Total	$33,809	$40,070	$—	$73,879

There were no transfers between levels during the period ended September 30, 2021. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of September 30, 2021:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$35,967	$6	$(11)	$35,962
Corporate bonds	263,106	34	(49)	263,091
Total	$299,073	$40	$(60)	$299,053

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2020:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$9,518	$7	$—	$9,525
Corporate bonds	40,069	8	(7)	40,070
Total	$49,587	$15	$(7)	$49,595

The following table provides the maturities of our fixed maturity available-for-sale securities:

	September 30, 2021	December 31, 2020
Less than one year	$193,860	$48,542
One to five years	105,193	1,053
	$299,053	$49,595

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

Note 6—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	September 30,	December 31,
	2021	2020
Research and development	$125	$97
Insurance	2,209	—
Software licenses and other	1,714	760
Reimbursement receivable	191	908
Warranties	505	240
Other	—	256
Total prepaid expenses and other current assets	$4,744	$2,261

Note 7—Property and equipment, net

The following is a summary of property and equipment, net:

	September 30,	December 31,
	2021	2020
Lab equipment	$15,144	$8,941
Leasehold improvements	8,109	1,964
Construction in progress	27,701	5,771
Computer software and equipment	1,415	214
Furniture and fixtures	535	76
Total	52,904	16,966
Less: Accumulated depreciation	(4,278)	(1,581)
Property and equipment, net	$48,626	$15,385

Depreciation expense was $1,044 and $410 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $2,697 and $892 for the nine months ended September 30, 2021 and 2020, respectively.

Note 8—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	September 30,	December 31,
	2021	2020
Payroll and bonuses	$2,989	$3,132
Interest	80	82
Professional and legal fees	3,433	524
Operating lease liability, current	640	240
Other	116	52
Total accrued expenses and other liabilities	$7,258	$4,030

Note 9—Long-term debt

The following is a summary of the Company’s indebtedness:

	September 30, 2021	December 31, 2020
Principal	$10,000	$10,000
Less: Debt discount attributable to warrants, net of accretion	(29)	(43)
Less: Unamortized deferred financing cost, net of accretion	(106)	(321)
Long-term debt, net	$9,865	$9,636

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

The Loan Agreement has a four-year term, has a minimum cash covenant and an interest-only period of up to 24 months. If the Tranche 2 Advance is not drawn or the Company has achieved certain development milestones by September 30, 2021, then there is no minimum cash requirement. As of September 30, 2021, there is no longer a minimum cash requirement since the Company has achieved certain development milestones and did not draw down the Tranche 2 Advance. The Company was in compliance with all provisions of the Loan Agreement as of September 30, 2021. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 9.55%. The interest rate as of September 30, 2021 was 9.55%.

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

Interest expense of the Loan Agreement is as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$245	$45	$725	$45
Amortization of debt issuance costs, including end of term fee accretion	77	14	229	14
	$322	$59	$954	$59

Included in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020 were $80 and $82 of accrued interest.

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

The Company had accrued expenses of $151 and $244 within accrued expenses and other liabilities as of September 30, 2021 and December 31, 2020, respectively, in its consolidated balance sheets related to the Master Service Agreement.

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

Note 12—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $1,408 and $909 within security deposits in its consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease expense:
Fixed lease cost	$597	$295	$1,659	$547
Variable lease cost	119	44	557	70
Short term lease expense	653	620	1,963	1,729
Total operating lease expense	$1,369	$959	$4,179	$2,346

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		September 30,	December 31,
	Location in Balance Sheet	2021	2020

Operating lease right-of-use asset, net	Operating lease right-of-use asset, net	$12,037	$9,392
Operating lease liability, current	Accrued expenses and other liabilities	$640	$240
Operating lease liability, long-term	Operating lease liability, long-term	14,750	11,679
Total operating lease liability		$15,390	$11,919

The following table reflects supplement lease term and discount rate information related to leases:

	As of September 30, 2021	As of December 31, 2020
Weighted-average remaining lease terms - operating leases	8.24 years	10.2 years
Weighted-average discount rate - operating leases	9.0%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$176	$1,222
Right-of-use assets obtained in exchange for lease obligations:	$3,295	$9,522

The following table reflects future minimum lease payments under noncancelable leases as of September 30, 2021:

Operating Leases
2021	$2,536
2022	2,766
2023	2,671
2024	2,743
2025	2,747
Thereafter	16,923
Total lease payments	30,386
Less: Imputed interest	(10,506)
Less: Tenant incentive receivable	(4,491)
Total	$15,389

The Company entered into one lease that had not commenced at September 30, 2021. As a result, future lease payments of approximately $17.3 million are not recorded on the Company’s consolidated balance sheets. The lease commences in January 2022 with a non-cancelable term of 10 years.

Note 13—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(26,009)	$(13,070)	$(67,630)	$(38,044)

Denominator
Weighted-average common shares for basic and diluted net loss per share	54,472,650	7,481,861	24,838,250	7,481,861

Basic and diluted net loss per common share	$(0.48)	$(1.75)	$(2.72)	$(5.08)

The Company’s potentially dilutive securities, which include the convertible preferred stock, restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted- average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the nine months ended September 30, 2021 and 2020 because including them would have had an anti-dilutive effect.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Stock options to purchase common stock	5,706,130	2,809,969
Early exercised stock options subject to future vesting	1,079,794	43,424
Restricted stock award subject to future vesting	818,214	1,163,630
Warrants on long term debt	32,009	16,112
Convertible preferred stock	—	61,143,790
Total	7,636,147	65,176,925

Note 14—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. Prior Century matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $88 and $82 for the three months ended September 30, 2021 and 2020, respectively, and $449 and $217 for the nine months ended September 30, 2021 and 2020 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards. For the three and nine months ended September 30, 2021, the Company recognized $1,220 and $3,026 of stock-based compensation expense within the consolidated statement of operations. For the three and nine months ended September 30, 2020, the Company recognized $144 and $502 of stock-based compensation expense within the consolidated statement of operations.

Stock Options

The following table summarizes stock option activity for the period ended September 30, 2021:

		Weighted Average
			Remaining
			Contractual
			Term
	Shares	Exercise Price	(years)
Outstanding January 1, 2021	3,882,328	$1.06	9.11
Granted	3,266,871	8.84	—
Exercised - vested	(127,385)	1.09	—
Exercised - unvested	(1,092,668)	2.83	—
Forfeited	(58,949)	2.17	—
Cancelled	(164,067)	7.27	—
Outstanding, September 30, 2021	5,706,130	$5.03	8.59
Exercisable at September 30, 2021	3,446,743	3.98	8.75

The weighted average grant date fair value of awards for options granted during the period ended September 30, 2021 was $5.25. As of September 30, 2021, there was $17,099 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 3.07 years.

During 2020, the Company issued 213,624 performance-based awards, respectively, that vest upon contingent events. The performance condition for these awards were achieved as of June 30, 2021. As a result, the Company recorded compensation expense related to the performance-based awards of $227 during the nine months ended September 30, 2021.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

September 30, 2021
Expected dividend rate	—
Expected option term (years)	6.09
Expected volatility	69.64%
Risk-free interest rate	1.07%

Restricted Stock

The following table summarizes restricted stock activity as of September 30, 2021 and December 31, 2020:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2020	1,053,502	$0.35
Granted	194,320	16.95
Vested	(429,608)	1.40
Total Unvested September 30, 2021	818,214	$3.75

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

As of September 30, 2021, there was $3,065 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.65 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

As part of the merger, the Company assumed a deposit liability from Prior Century. Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $3,220 was recorded as a deposit liability on the Company’s balance sheet as of September 30, 2021.

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

During the three and nine months ended September 30, 2021, the Company made payments of $3,496 and $11,280 and incurred research and development expenses of $3,803 and $10,966, and legal fees of $14 and $70, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of September 30, 2021, there was $2,691 in accounts payable related to this agreement on the consolidated balance sheets. As of December 31, 2020, there was $1,844 in accounts payable on the consolidated balance sheets.

During the three and nine months ended September 30, 2020, the Company made payments of $1,521 and $3,710, and incurred research and development expenses of $1,776 and $6,435, and legal fees of $16 and $43, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

Consulting Arrangements with Shareholders of Equity Method Investor

In 2019, the Company entered into arrangements with two shareholders of the Company, wherein the shareholders provide consulting services to the Company. As compensation for the consulting services, the shareholders are entitled to an annual retainer fee of $125, payable quarterly, along with payment of reasonable expenses associated with providing the consulting services. The Company paid $0 and $56 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, there was $18 in accrued expenses related to this agreement on the consolidated balance sheets. The Company paid $31 and $75 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020, respectively.

Note 17—Subsequent Events

On October 1, 2021, the Company entered into a strategic six-month research funding agreement with Outpace Bio, Inc. ("Outpace"), whereby the Company will provide funding to enable Outpace to nominate binder-spacer combinations for use in chimeric antigen receptors for the Company’s immune-effector cells. In exchange for the funding and support by the Company, Outpace will share their research data and results and further grant the Company an exclusive option to negotiate for additional rights to Outpace’s intellectual property. The Company has committed up to $0.5 million of funding for the duration of the agreement. There have been no costs associated with the research funding agreement as of September 30, 2021.

Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in our final prospectus, or the Final Prospectus, that forms a part of the Registration Statement on Form S-1 (File No. 333-256648) for our initial public offering, or our IPO, dated as of June 17, 2021, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act on June 21, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” herein and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $360.0 million as of September 30, 2021. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations. Included in our accumulated deficit, as noted above, is a non-cash expense of $225.9 million related to the fair value of the in-process research and development of Prior Century.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering cost of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and have not generated any revenues. Since our inception, we have raised approximately $564 million in net proceeds from sales of our equity securities. As of September 30, 2021, we had cash and cash equivalents of $101.3 million and marketable securities of $299.1 million. Based on our current business plans, we believe, together with our existing cash, cash equivalents and marketable securities, will be sufficient for us to fund our operating expenses and capital expenditures requirements through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak, including as a result of the emergence of new variants of COVID-19, such as the delta variant, and its impact on our clinical trial enrollment, trial sites, CROs, contract manufacturing organizations, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to the Pennsylvania, and Washington stay-at-home orders where our operations are located. However, to the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and many of our non- laboratory employees working remotely. Vaccines were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States may have not reached the level required for herd immunity. Certain variants of COVID-19, such as the delta variant, are proving to be more easily spread than earlier variants. The incomplete vaccination rate, and the emergence of new variants which could prove resistant to existing vaccines could again result in major disruptions to businesses and markets worldwide. We will continue to actively monitor the situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

During the three and nine months ended September 30, 2021, the Company made payments of $3.5 million and $11.3 million and incurred research and development expenses of $3.8 million and $10.9 million, and legal fees of $14 thousand and $70 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of September 30, 2021, there was $2.7 million in accounts payable related to this agreement on the consolidated balance sheets.

During the three and nine months ended September 30, 2020, the Company made payments of $1.5 million and $3.7 million, and incurred research and development expenses of $1.8 million and $6.4 million, and legal fees of $16 thousand and $43 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

As of September 30, 2021, we incurred $26.0 million of the $30.4 million budget under the Collaboration Agreement.

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

The transaction was accounted for as an asset acquisition of IPR&D. Total consideration in the acquisition was $4.7 million, consisting of cash consideration of $4.5 million and transaction expenses of $0.2 million. In addition to the purchase price, $1.5 million was deposited in escrow, or the Escrow Deposit, whereby release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal installments over a three-year period related to continuing services by former Empirica shareholders who are employed by the Company. In July 2021, the first annual installment of $523 was released from escrow. The Escrow Deposit is recognized as an asset and the promissory note is post- acquisition compensation expense, which will be accrued over the term of the promissory note. We recorded $0.5 million and $0.3 million compensation in research and development expense for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. For further details regarding this acquisition, see Note 4 to our unaudited consolidated financial statements.

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

Write-off of in-process research and development

Acquired in-process research and development assets are charged to expense at the acquisition date. In-process research and development charges for the three and nine months ended September 30, 2020 relate to the acquisition of Prior Century’s and Empirica’s assets, respectively.

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

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020	Change

	(in thousands)
Operating expenses:
Research and development	$19,545	$10,812	$8,733
General and administrative	6,282	2,319	3,963
Total operating expenses	25,827	13,131	12,696
Loss from operations	(25,827)	(13,131)	(12,696)
Interest expense	(322)	(59)	(263)
Other income, net	140	120	20
Net loss	$(26,009)	$(13,070)	$(12,939)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020	Change

	(in thousands)
Personnel and related costs	$6,022	$4,255	$1,767
Facility and other allocated costs	2,082	855	1,227
Research and laboratory	6,286	3,246	3,040
Collaborations	3,803	1,776	2,027
Consulting	899	280	619
Other	453	400	53
Total research and development expense	$19,545	$10,812	$8,733

Research and development expenses were $19.5 million and $10.8 million for the three months ended September 30, 2021 and 2020. The increase of $8.7 million was primarily due to:

●	an increase in personnel-related expenses of $1.8 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $1.2 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $3.0 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;

●	an increase of $2.0 million for collaborative arrangements with FCDI;
●	an increase of $0.6 million of consulting costs primarily for temporary personnel to assist in the expansion of our research and development capabilities; and
●	an increase of $0.1 million of other expenses.

General and administrative expenses

General and administrative expenses were $6.3 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $4.0 million was primarily due to increased personnel-related expenses of $0.8 million primarily attributable to an increase in headcount to build our infrastructure, increased stock-based compensation expense of $0.8 due to an increase in newly granted stock options during the period, increased consulting and legal fees of $1.2 million, increased directors’ and officers’ insurance of $0.8 million, and increased information technology and facility costs, including rent, of $0.4 million.

Interest expense

Interest expense was $0.3 million for the three months ended September 30, 2021, and $59 thousand for the three months ended September 30, 2020, which related to our Loan Agreement with Hercules.

Other income, net

Interest income was $140 thousand for the three months ended September 30, 2021 and $120 thousand for the three months ended September 30, 2020, which included interest earned on our cash, cash equivalents, and investment balances.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	Change

	(in thousands)
Operating expenses:
Research and development	$53,852	$27,239	$26,613
General and administrative	13,058	6,679	6,379
Write off of in-process research and development asset	—	4,722	(4,722)
Total operating expenses	66,910	38,640	28,270
Loss from operations	(66,910)	(38,640)	(28,270)
Interest expense	(954)	(59)	(895)
Other income, net	234	655	(421)
Net loss	$(67,630)	$(38,044)	$(29,586)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	Change

	(in thousands)
Personnel and related costs	$16,963	$10,326	$6,637
Facility and other allocated costs	6,199	2,200	3,999
Research and laboratory	16,045	7,069	8,976
Collaborations	10,966	6,435	4,531
Consulting	2,119	427	1,692
Other	1,560	782	778
Total research and development expense	$53,852	$27,239	$26,613

Research and development expenses were $53.9 million and $27.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $26.6 million was primarily due to:

●	an increase in personnel-related expenses of $6.6 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $4.0 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $9.0 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;
●	an increase of $4.5 million for collaborative arrangements with FCDI;
●	an increase of $1.7 million of consulting costs primarily for temporary personnel to assist in the expansion of our research and development capabilities; and
●	an increase of $0.8 million of other expenses.

General and administrative expenses

General and administrative expenses were $13.1 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $6.4 million was primarily due to increased personnel-related expenses of $2.0 million primarily attributable to an increase in headcount to build our infrastructure, increased stock-based compensation expense of $1.4 due to an increase in newly granted options during the period, increased consulting and legal fees of $1.3 million, increased directors’ and officers’ insurance of $0.9 million, and increased information technology and facility costs, including rent, of $0.8 million.

Write-off of in-process research and development

The write off of in-process research and development of $4.7 million for the nine months ended September 30, 2020 relates to the acquisition of the assets of Empirica.

Interest expense

Interest expense was $1.0 million for the nine months ended September 30, 2021, and $59 thousand for the nine months ended September 30, 2020, which related to our Loan Agreement with Hercules.

Other income, net

Interest income was $234 thousand and $655 thousand for the nine months ended September 30, 2021 and 2020, respectively, which included interest earned on our cash, cash equivalents, and investment balances. The decrease in our interest income was due to lower interest rates earned on average balances of cash, cash equivalents and investments.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities and debt financing and have not generated any revenues. Since our inception, we have raised approximately $564 million in net proceeds from the sales of our equity securities. As of September 30, 2021, we had cash, and cash equivalents of $101.3 million and investments of $299.1 million. On June 22, 2021, we completed our IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering costs of $21.2 million. Based on our research and development plans, we believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements through 2024. Since our inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $360.0 million as of September 30, 2021. As further described in Note 3 of our unaudited consolidated financial statements, we obtained a cash capital commitment from Bayer totaling $215 million, from which net proceeds of $74.8 million were received in June 2019, $38.1 million were received in November 2020 and $31.9 million were received in January 2021. The commitment agreement terminated in connection with the Series C Financing, and Bayer has no continuing obligation to invest any additional amounts thereunder. As further described in Note 9 of our unaudited consolidated financial statements, we entered into a Loan Agreement with Hercules, pursuant to which net proceeds of $9.6 million were received by us in September 2020. We intend to use the proceeds of the Loan Agreement for working capital and general corporate purposes. As further described in Note 10 of our unaudited consolidated financial statements, in February 2021, we sold 24,721,999 shares of our Series C preferred stock to certain institutional investors for gross proceeds of approximately $160 million. Upon the closing of our IPO, the Series C preferred stock automatically converted into 9,825,513 shares of common stock.

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

Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current and future product candidates;

●	the number of clinical trials required for regulatory approval of our current and future product candidates;
●	the costs, timing, and outcome of regulatory review of any of our current and future product candidates;
●	the cost of manufacturing clinical and commercial supplies of our current and future product candidates;
●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing, and prosecuting patent applications, obtaining, maintaining, protecting, and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon, misappropriating, or violating their intellectual property rights;
●	our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	expenses to attract, hire and retain, skilled personnel;
●	the costs of operating as a public company;
●	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
●	addressing any potential interruptions or delays resulting from factors related to the COVID-19 pandemic, including the emergence of new variants of COVID-19, such as the delta variant;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(64,651)	$(28,049)
Investing activities	(277,736)	(1,976)
Financing activities	417,668	9,590
Net increase (decrease) in cash, cash equivalents, and restricted cash	$75,281	$(20,435)

Operating activities

Net cash used in operating activities was $64.7 million, and $28.0 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in operating activities during the nine months ended September 30, 2021 consisted primarily of our net loss of $67.6 million and net cash outflows from decreases in our accounts payable of $4.1 million, increases in our prepaid expenses and other assets of $3.0 million, partially offset by increases in accrued expenses and other liabilities of $2.7 million, and non-cash charges of $6.6 million. The non-cash charges of $6.6 million consisted primarily of $2.7 million for depreciation expense, non-cash stock-based compensation expense of $3.0 million, and non-cash operating lease expense of $0.7 million.

Net cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of our net loss of $38.0 million and funding of an escrow deposit of $1.5 million partially offset by increases in our accounts payable of $2.4 million and operating lease liability of $1.2 million, and non-cash charges of $6.4 million. The non-cash charges of $6.4 million consisted primarily of $0.9 million for depreciation expense, non-cash stock-based compensation expense of $0.5 million, non-cash operating lease expense of $0.2 million, and write off of in-process research and development asset of $4.7 million from an asset acquisition.

Investing activities

Cash used in investing activities was $277.7 million, and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used in investing activities for the nine months ended September 30, 2021 consisted primarily of net purchases of fixed maturity securities of $288.1 million, and purchases of property and equipment of $28.3 million partially offset by net sales of fixed maturity securities of $38.7 million.

Cash used in investing activities for the nine months ended September 30, 2020 consisted primarily of net cash used for an asset acquisition of $4.7 million, payments for purchase of fixed maturity securities of $12.9 million, and purchases of property and equipment of $7.9 million, partially offset by net sales of fixed maturity securities of $23.6 million.

Financing activities

Cash provided by financing activities was $417.7 million, and $9.6 million for the nine months ended September 30, 2021 and 2020, respectively. Cash provided by financing activities consisted primarily of net proceeds from initial public offering of $221.4 million, net proceeds from collection of subscription receivable of $31.9 million and from sale of our Series C preferred shares of $159.6 million which upon initial public offering were converted to common stock, and cash of $2.3 million resulting from Prior Century merging with and into us.

Cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of net proceeds of $9.6 million from the Loan Agreement with Hercules offset by payments of $0.1 million of deferred financing costs.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2021:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$2,536	$5,437	$5,490	$16,923	$30,386
Long-term debt	—	7,642	2,753	—	10,395
Interest on long-term debt (1)	968	785	—	—	1,753

(1) Reflects minimum interest payable under the Loan Agreement. Payment herein subject to variable rate debt have been estimated.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of September 30, 2021 are contingent upon future events such as our achievement of pre- specified development, regulatory, and commercial milestones, or royalties on net product sales. As of September 30, 2021, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations. Our leases have initial lease terms ranging from 5 to 16 years. We entered into one lease that had not commenced at September 30, 2021. As a result, future lease payments of approximately $0.4 million in 1 year, $3.1 million in 1 to 3 years, $3.3 million in 3 to 5 years and $10.5 million in more than 5 years are not included within the table above.

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

Interest rate risk

We had cash, cash equivalents, and restricted cash of $103.0 million as of September 30, 2021, which consisted of bank deposits and money market funds. We also had investments of $299.1 million as of September  30, 2021. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low risk return. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 1.0% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio. Additionally, we had the $10.0 million borrowing related to the Loan Agreement7 in September 2020 with a floating interest rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 9.55%. We are therefore exposed to changes in variable United States interest rates on borrowings under our Loan Agreement. A hypothetical 1% increase in interest rates would not result in a material impact to our business.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Item 2. Use of Proceeds

Use of Proceeds

On June 22, 2021, we completed our IPO. Our registration statement on Form S-1 (File No. 333- 256648) relating to the IPO was declared effective by the SEC on June 17, 2021. We issued an aggregate of 12,132,500 shares of our common stock at a price of $20.00 per share for aggregate net cash proceeds of $221.4 million, after deducting approximately $17.0 million in underwriting discounts and commissions and approximately $4.0 million in other offering costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

The sale and issuance of 12,132,500 shares in the IPO closed on June 22, 2021. J.P. Morgan, BofA Securities, SVB Leerink and Piper Sandler acted as joint book-running managers for the IPO.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 21, 2021.

Dividends

Our ability to pay cash dividends is currently restricted by the terms of our Loan and Security Agreement with Hercules Capital, Inc., as discussed in Note 9 - “Long term debt” in the notes to our consolidated financial statements.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ Osvaldo Flores, Ph.D.
Osvaldo Flores, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Michael Diem, M.D.
Michael Diem, M.D.
Chief Business Officer
(Principal Financial Officer)