Form 10-Q
period 2022-03-31
Century Therapeutics, Inc.
filed 2022-05-16
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2022, the registrant had 58,850,286 shares of common stock, $0.0001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	6
Item 1.	Financial Statements:	6
	Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	6
	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (unaudited)	7
	Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (unaudited)	8
	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	9
	Notes to Unaudited Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION	49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
Signatures		51

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would,” “could,” “should,” “potential,” “seek,” “evaluate,” “pursue,” “continue,” “design,” “impact,” “affect,” “forecast,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical nature of our business and our ability to successfully advance our current and future product candidates through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the extent to which the COVID 19 pandemic, including the emergence of new variants of COVID-19, and measures taken to contain its spread ultimately impact our business, including development activities, preclinical studies, future clinical trials, supply chain and labor force;
●	our dependence on the success of our product candidates, in particular CNTY-101, CNTY-103, and CNTY-102;
●	the novelty of our approach to immuno-oncology treatment of cancer, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and future clinical trials;
●	the timing of our future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of such IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;
●	our reliance on the maintenance of our collaborative relationship with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, in connection with the furtherance of our collaboration programs;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war; and
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described under the caption “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$126,039	$56,445
Short-term investments	234,981	166,434
Escrow deposits, current	502	502
Prepaid expenses and other current assets	3,740	4,773
Total current assets	365,262	228,154

Property and equipment, net	64,681	57,967
Operating lease right-of-use assets	11,670	11,854
Restricted cash	1,717	1,717
Escrow deposits, non-current	95	220
Long-term investments	105,360	135,914
Security deposits	1,523	1,549
Total assets	$550,308	$437,375

Liabilities, convertible preferred stock, and stockholders’ equity

Current liabilities
Accounts payable	$9,893	$7,596
Accrued expenses and other liabilities	4,847	6,040
Deposit liability	857	980
Long-term debt, current	—	1,039
Deferred revenue, current	6,379	—
Total current liabilities	21,976	15,655

Operating lease liability, long term	14,430	14,559
Deposit liability, non-current	1,470	2,020
Deferred revenue, non-current	115,750	—
Long-term debt, net	10,018	8,903
Total liabilities	163,644	41,137

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 57,586,030 and 55,005,523 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	814,979	785,049
Accumulated deficit	(425,679)	(388,166)
Accumulated other comprehensive loss	(2,642)	(650)
Total stockholders’ equity	386,664	396,238
Total liabilities and stockholders’ equity	$550,308	$437,375

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Collaboration revenue	$1,058	$—

Operating expenses
Research and development	21,196	15,374
General and administrative	7,298	2,688
In-process research and development	10,000	-
Total operating expenses	38,494	18,062

Loss from operations	(37,436)	(18,062)

Interest expense	(314)	(314)
Other income, net	253	28
Total other expense	(61)	(286)
Loss before provision for income taxes	(37,497)	(18,348)
Provision for income taxes	(16)	—
Net loss	$(37,513)	$(18,348)

Net loss per common share Basic and Diluted	(0.66)	(2.39)
Weighted average common shares outstanding Basic and Diluted	57,051,539	7,677,196
Other comprehensive loss
Net loss	$(37,513)	$(18,348)
Unrealized loss on investments	(1,986)	(27)
Foreign currency translation	(6)	4
Comprehensive loss	$(39,505)	$(18,371)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

	Series A		Series B		Series C							Accumulated
	Convertible		Convertible		Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance, December 31, 2021	—	$—	—	$—	—	$—	55,005,523	5	$785,049	$—	$(388,166)	$(650)	$396,238
Issuance of stock to collaboration partner	—	—	—	—	—	—	2,160,760	1	26,812	—	—	—	26,813
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	85,396	—	65	—	—	—	65
Vesting of restricted stock	—	—	—	—	—	—	161,159	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	173,192	—	673	—	—	—	673
Stock based compensation	—	—	—	—	—	—	—	—	2,380	—	—	—	2,380
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(1,986)	(1,986)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	(37,513)	—	(37,513)
Balance, March 31, 2022	—	$—	—	$—	—	$—	57,586,030	$6	$814,979	$—	$(425,679)	$(2,642)	$386,664

	Series A		Series B		Series C							Accumulated
	Convertible		Convertible		Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Deficit
Balance, December 31, 2020	35,000,000	$34,992	26,143,790	$144,839	—	$—	7,481,861	$1	$217,832	$(31,900)	$(292,342)	$(3)	$(106,412)
Receipt of subscription receivable										31,900			31,900
Issuance of Series C preferred stock, net					24,721,999	159,628							—
Net assets contributed as result of merger									1,061				1,061
Issuance of common stock upon the exercise of stock options							40,790	—	47				47
Vesting of restricted stock							150,799	—	—				—
Vesting of early exercise stock options							199,083	—	123				123
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	4	4
Stock based compensation	—	—	—	—	—	—	—	—	95	—	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(18,348)	—	(18,348)
Balance, March 31, 2021	35,000,000	$34,992	26,143,790	$144,839	24,721,999	$159,628	7,872,533	$1	$219,158	$—	$(310,690)	$(26)	$(91,557)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(37,513)	$(18,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,160	718
Amortization of deferred financing cost	76	75
Non-cash operating lease expense	188	230
Stock based compensation	2,380	95
Change in operating assets and liabilities:
Escrow deposit	125	—
Prepaid expenses and other assets	1,033	173
Operating lease liability	(152)	127
Deferred revenue	122,129	—
Accounts payable	(1,503)	(4,938)
Accrued expenses and other liabilities	(1,170)	(311)
Net cash provided by (used in) operating activities	86,753	(22,179)

Cash flows from investing activities
Acquisition of property and equipment	(4,067)	(1,884)
Acquisition of fixed maturity securities, available for sale	(103,060)	(124,850)
Sale of fixed maturity securities, available for sale	63,090	7,700
Net cash used in investing activities	(44,037)	(119,034)

Cash flows from financing activities

Payments of deferred financing cost	—	(554)
Proceeds from issuance of common stock	65	47
Proceeds from early exercises of common stock options	—	138
Proceeds from subscription receivable	—	31,900
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	159,628
Cash contributed as a result of merger	—	2,326
Proceeds from sale of common stock to collaboration partner	26,813	—
Net cash provided by financing activities	26,878	193,485

Net increase in cash, cash equivalents, and restricted cash	69,594	52,272

Cash, cash equivalents and restricted cash, beginning of period	58,162	27,728

Cash, cash equivalents and restricted cash, end of period	$127,756	$80,000

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$238	$239

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock upon initial public offering	$—	$4,107
Purchase of property and equipment, accrued and unpaid	$3,796	$1,565

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

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

Since inception, the Company has incurred net losses. During the three months ended March 31, 2022, the Company incurred a net loss of $37,513 and for the three months ended March 31, 2022, received $86,753 of cash from operations. Cash and cash equivalents and short and long-term investments were $466,380 at March 31, 2022. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at-least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2022, the consolidated statements of operations and comprehensive loss, and consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2022 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements.

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuations supporting stock compensation, the estimation of the incremental borrowing rate for operating leases and standalone selling prices of performance obligations in collaboration agreements. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of March 31, 2022 and December 31, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. Vaccines were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States may not have reached the level required for herd immunity. Certain variants of COVID-19, such as the delta and omicron variants, have proven to be more easily spread than earlier variants. The incomplete vaccination rate, and the emergence of new variants which could prove resistant to existing vaccines could again result in major disruptions to businesses and markets worldwide. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact its operations or financial results is uncertain.

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

Restricted cash

As of March 31, 2022 and December 31, 2021, the Company had $1,717 in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$126,039	$56,445
Restricted cash	1,717	1,717
Cash, cash equivalents, and restricted cash	$127,756	$58,162

Investments

The Company invests in fixed maturity securities including U.S. Treasury bills and bonds as well as corporate bonds. The investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses are determined by comparing the fair market value of the securities with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the statement of operations. Unrealized gains and losses on investments are recorded in other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security. Securities with an original maturity date greater than three months that mature within one year of the balance sheet date are classified as short-term, while investments with a maturity date greater than one year are classified as long-term.

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

Stock-based compensation

Employees, consultants and members of the board of directors of the Company have received stock options and restricted stock of the Company. The Company recognizes the cost of the stock-based compensation incurred as its employees and board members vest in the awards. The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black Scholes”) to determine the fair value of options granted. The Company’s stock-based awards are subject to service-based vesting conditions and performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted- average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, convertible preferred stock (in 2021) restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three months ended March 31, 2022 and 2021.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 16) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At March 31, 2022 and December 31, 2021, there were $2,327 and $3,000, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	March 31, 2022	December 31, 2021
Total shares legally outstanding	58,880,054	56,633,898
Less: unvested early exercised shares	(773,394)	(946,586)
Less: unvested restricted stock	(520,630)	(681,789)
Total shares issued and outstanding	57,586,030	55,005,523

Restricted stock

In 2018, the Company issued 1,704,256 restricted stock awards at a purchase price of $0.03 per share. In 2019, the Company issued 850,312 restricted stock awards at a weighted average purchase price of $0.70 per share. In October 2019, the Company repurchased 298,080 shares at $1.03 per share. In 2021, the Company issued 194,320 restricted stock awards. As of March 31, 2022, the number of restricted stock awards vested were 1,930,178. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The Company recorded stock-based compensation expense for these awards of $272 and $39, respectively, for the three months ended March 31, 2022 and 2021, in the statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Collaboration revenue

The Company may enter into collaboration and licensing agreements with strategic partners for research and development, manufacturing, and commercialization of its product candidates. Payments under these arrangements may include non-refundable, upfront fees; reimbursement of certain costs; customer option fees for additional goods or services; payments upon the achievement of development, regulatory, and commercial milestones; sales of product at certain agreed-upon amounts; and royalties on product sales.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. This standard applies to all contracts with customers. When an agreement falls under the scope of other standards, such as ASC Topic 808, Collaborative Arrangements, or ASC 808, the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under a collaboration agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations on a relative stand-alone selling price basis; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

As part of the accounting for these arrangements, the Company must use its judgment to determine the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price. The estimation of the stand-alone selling price may include such estimates as forecasted revenues and costs, development timelines, discount rates, and probabilities of regulatory and commercial success. The Company also applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current.

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights or options to acquire additional goods or services for free or at a discount. If the customer options are not determined to represent a material right, no transaction price is allocated to these options and the Company will account for these options at that time they are exercised. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement.

The promises under the Company’s collaboration agreements may include research and development services to be performed by the Company for or on behalf of the customer. Amounts allocated to these performance obligations are recognized as the Company performs these obligations, and revenue is measured based on an inputs method of costs incurred to date of budgeted costs. Under certain circumstances, the Company may be reimbursed for certain expenses incurred under the research and development services.

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the statements of operations in the period of adjustment.

Recent accounting pronouncements

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

Note 4—Asset purchase by Century Therapeutics Canada ULC

On June 9, 2020, Century Canada and the Company entered into an agreement with Empirica, a company focused on the development of adoptive immunotherapies against aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis. Under the terms of the Empirica Agreement, the Company acquired an IPR&D asset. Cash of $4,519 was paid at closing and transaction expenses totaled $203. The Company also deposited $1,506 in escrow (the “Escrow Deposit”). Release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal annual installments over a three-year period related to continuing services by certain Empirica shareholders who are employed by the Company. In July 2021, the first annual installment of $523 was released from the Escrow Deposit. As of March 31, 2022 and December 31, 2021, accrued compensation expense on the promissory note was $387 and $261 which is presented within escrow deposits on the consolidated balance sheets.

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

Note 5—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$120,656	—	—	$120,656
U.S. Treasury	102,746	—	—	102,746
Corporate bonds	—	237,595	—	237,595
Total	$223,402	$237,595	$—	$460,997

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2021, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$52,882	—	—	$52,882
U.S. Treasury	79,752	—	—	79,752
Corporate bonds	—	222,596	—	222,596
Total	$132,634	$222,596	$—	$355,230

There were no transfers between levels during the period ended March 31, 2022. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of March 31, 2022:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$104,173	$—	$(1,427)	$102,746
Corporate bonds	238,747	3	(1,155)	237,595
Total	$342,920	$3	$(2,582)	$340,341

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2021:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$80,052	$—	$(300)	$79,752
Corporate bonds	222,898	—	(302)	222,596
Total	$302,950	$—	$(602)	$302,348

The following table provides the maturities of our fixed maturity available-for-sale securities:

	March 31, 2022	December 31, 2021
Less than one year	$234,981	$166,434
One to five years	105,360	135,914
	$340,341	$302,348

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

Note 6—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	March 31,	December 31,
	2022	2021
Research and development	$487	$210
Insurance	817	1,606
Software licenses and other	1,761	2,033
Reimbursement receivable	247	250
Warranties	428	424
Other	—	250
Total prepaid expenses and other current assets	$3,740	$4,773

Note 7—Property and equipment, net

The following is a summary of property and equipment, net:

	March 31,	December 31,
	2022	2021
Lab equipment	$21,200	$18,114
Leasehold improvements	8,365	8,365
Construction in progress	35,920	32,836
Computer software and equipment	4,192	2,623
Furniture and fixtures	1,491	1,358
Total	71,168	63,296
Less: Accumulated depreciation	(6,487)	(5,329)
Property and equipment, net	$64,681	$57,967

Depreciation expense was $1,160 and $718 for the three months ended March 31, 2022 and 2021, respectively.

Note 8—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	March 31,	December 31,
	2022	2021
Payroll and bonuses	$1,447	$4,445
Interest	82	82
Professional and legal fees	2,479	796
Operating lease liability, current	592	615
Other	247	102
Total accrued expenses and other liabilities	$4,847	$6,040

Note 9—Long-term debt

The following is a summary of the Company’s indebtedness:

	March 31, 2022	December 31, 2021
Principal	$10,000	$10,000
Plus: End of term fee	395	395
Less: Debt discount attributable to warrants, net of accretion	(21)	(25)
Less: Unamortized deferred financing cost and end of term fee, net of accretion	(356)	(428)
Long-term debt, net	$10,018	$9,942

On September 14, 2020, the Company entered into a $10,000 Term Loan Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Pursuant to the terms of the Loan Agreement, the Company borrowed $10,000 (the “Tranche 1 Advance”) from the lenders at closing. Beginning January 1, 2021 and upon the achievement of certain development milestones and continuing through September 30, 2021 the Company may borrow an additional $10,000 (the “Tranche 2 Advance”). The remaining $10,000 tranche (“Tranche 3 Advance”) is subject to Hercules’ investment committee’s sole discretion.

The Loan Agreement has a four-year term, a minimum cash covenant and an interest-only period of up to 24 months. If the Tranche 2 Advance is not drawn or the Company has achieved certain development milestones by September 30, 2021, then there is no minimum cash requirement. As of March 31, 2022, there is no longer a minimum cash requirement since the Company has achieved certain development milestones and did not draw down the Tranche 2 Advance. The Company was in compliance with all provisions of the Loan Agreement as of March 31, 2022. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 9.55%. The interest rate as of March 31, 2022 was 9.55%.

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

In May 2022, the Company entered into a First Amendment (the “Amendment”) to the Loan Agreement. The amendment provides for, among other things, to extend the maturity date by which principal amounts owed under the Loan Agreement are payable to May 1, 2023 and for the Company to maintain a monthly minimum unrestricted cash balance of $25,000.

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

Interest expense of the Loan Agreement is as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Interest expense	$238	$239
Amortization of debt issuance costs, including end of term fee accretion	76	75
	$314	$314

Included in accrued expenses in the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021 was $82 of accrued interest.

Future principal payments due (including the end of term fee) under the Loan Agreement are as follows (in thousands):

Principal Payments
2022	$—
2023	6,550
2024	3,845
Total future payments	$10,395

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

Note 11 – Revenue recognition

On January 7, 2022, the Company entered into the Collaboration Agreement with Bristol-Myers Squibb to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors (“Collaboration Program,” and each product candidate a “Development Candidate”). The Collaboration Agreement is within the scope of ASC 808, Collaborative Arrangements as both parties are active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for the accounting for the Collaboration Agreement, including for the delivery of goods and services (i.e., units of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue in the statements of operations.

Pursuant to the Collaboration Agreement, the Company and Bristol-Myers Squibb will initially collaborate on two Collaboration Programs focused on acute myeloid leukemia (“AML”) and multiple myeloma (“MM”), and Bristol-Myers Squibb has the option to add up to two additional Collaboration Programs for an additional fee. The Company is responsible for generating Development Candidates for each Collaboration Program, and Bristol-Myers Squibb has the option to elect to exclusively license the Development Candidates for pre-clinical development, clinical development and commercialization on a worldwide basis (“License Option”). Following Bristol-Myers Squibb’s exercise of the License Option, the Company will be responsible for performing IND-enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND, and manufacturing of clinical supplies until completion of a proof of concept clinical trial. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof of concept clinical trial) and commercialization activities for such Development Candidates worldwide. The Company has the option to co-promote Development Candidates generated from certain specified Collaboration Programs.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100,000 and will pay an exercise fee upon the exercise of the License Option (“Licensed Program” and product candidates developed under a Licensed Program, “Licensed Products”). For each Licensed Program, Bristol-Myers Squibb will pay up to $235,000 in milestone payments upon the first achievement of certain development and regulatory milestones and will pay up to $500,000 per Licensed Product in net sales-based milestone payments. Bristol-Myers Squibb will also pay the Company tiered royalties per Licensed Product as a percentage of net sales in the high-single digits to low-teens, subject to reduction for biosimilar competition, compulsory licensing and certain third party license costs. If Century exercises its co-promote option, such royalty percentage will be increased to low-teens to high-teens in respect of the sales of the co-promoted Licensed Products in the United States. The royalty term shall terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) the twelve (12) year anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration of any regulatory exclusivity period that covers such Licensed Product in such country, and (iii) the expiration of the last-to-expire licensed patent of the Company or a jointly owned patent that covers such the Licensed Product in such country. After expiration of the applicable royalty term for a Licensed Product in a country, all licenses granted by the Company to Bristol-Myers Squibb for such Licensed Product in such country will be fully paid-up, royalty- free, perpetual and irrevocable.

In connection with the Collaboration Agreement, Bristol-Myers Squibb purchased 2,160,760 shares of the Company’s common stock at a price per share of $23.14, for an aggregate purchase price of $50,000. In determining the fair value of the common stock issued to Bristol-Myers Squibb, the Company considered the closing price of the common stock on the date of the transaction and included a lack of marketability discount because the shares are subject to certain restrictions. The Company determined the common stock purchase represented a premium of $7.82 per share, or $23,200 in the aggregate (“Equity Premium”), and the remaining $26,800 was recorded as issuance of common stock in stockholders’ equity.

The Company identified the following commitments under the arrangement: (i) research and development services (“R&D Services”) under each of the two initial Collaboration Programs and (ii) Bristol-Myers Squibb’s License Option to elect to exclusively license the Development Candidates for each of the two initial Collaboration Programs. The Company determined that these four commitments represent distinct performance obligations for purposes of recognizing revenue and will recognize revenue as the Company fulfills each performance obligation.

The Company determined that the upfront payment and Equity Premium constitute the transaction price at the inception of the Collaboration Agreement. The future potential development and regulatory milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts has not yet been resolved. The achievement of the future potential milestones is not within the Company’s control and is subject to certain research and development success and therefore carries significant uncertainty. The Company will reevaluate the likelihood of achieving these milestones at the end of each reporting period and adjust the transaction price in the period the risk is resolved. In addition, the Company will recognize any consideration related to sales-based milestones and royalties when the subsequent sales occur.

At March 31, 2022, the total transaction price of $123,200 is allocated to the performance obligations based on their estimated standalone selling price. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

●	Research and development services: The Company recognizes the portion of the transaction price allocated to each of the research and development performance obligations as the research and development services are provided, using an inputs method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to each research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

●	License option rights: The transaction price allocated to the license options rights, which are considered material rights to license and commercialize the underlying research and development target, are deferred until the period that Bristol-Myers Squibb elects to exercise or elects to not exercise its option or when the option to exercise expires.

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2022:

Performance obligations:	Transaction price	Cumulative collaboration revenue recognized	Deferred collaboration revenue
Option rights	$109,045	$-	$109,045
Research and development services	14,142	(1,058)	13,084
Total	123,187	(1,058)	122,129
Less current portion of deferred revenue	-	-	(6,379)
Total long-term deferred revenue	$123,187	$(1,058)	$115,750

As a direct result of the execution of the Collaboration Agreement, the Company incurred $10,000 in fees to amend the FCDI agreement to gain access to the territory rights of Japan. This is recorded as in-process research and development expenses in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022.

Note 12—Commitments and contingencies

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

The Company had $264 within accounts payable as of March 31, 2022 and $36 within accrued expenses and other liabilities as of December 31, 2021, in its consolidated balance sheets related to the Master Service Agreement.

iCELL Inc. Sublicense Agreement

In March 2020, the Company entered into a Sublicense Agreement with iCELL Inc (“iCELL”) whereby iCELL granted the Company a license of certain patents and technology. The Company will pay iCELL royalties in the low single digits on net sales of the licensed product. In addition to the earned royalties, the Company will pay sales milestones, not to exceed $70,000, for the sales of the licensed product. iCELL is also eligible to receive payments of up to $4,250 in development and regulatory approval milestone payments. No milestones or royalties were due in 2022 or 2021.

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

Pursuant to the Empirica License, the Company is required to make aggregate milestone payments of $18,000 to the Toronto Universities upon the achievement of regulatory approval for certain products developed pursuant to the Empirica License. The Company is also required to make royalty payments to the Toronto Universities in an amount equal to a low single-digit percentage of annual net sales of any product commercialized utilizing technology licensed. The Company is also required to pay the Toronto Institutions 50% of all non-royalty payments from sublicenses up to certain maximum amounts and 50% of royalty payments from sublicenses up to a maximum low single-digit percentage.

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

Note 13—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $1,523 and $1,549 within security deposits in its consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease expense:
Fixed lease cost	$597	$548
Variable lease cost	297	272
Short term lease expense	649	668
Total operating lease expense	$1,543	$1,488

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		March 31,	December 31,
	Location in Balance Sheet	2022	2021

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$11,670	$11,854
Operating lease liability, current	Accrued expenses and other liabilities	$592	$615
Operating lease liability, long-term	Operating lease liability, long-term	14,430	14,559
Total operating lease liability		$15,022	$15,174

The following table reflects supplement lease term and discount rate information related to leases:

	As of March 31, 2022	As of December 31, 2021
Weighted-average remaining lease terms - operating leases	7.74 years	7.99 years
Weighted-average discount rate - operating leases	9.0%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(152)	$127
Right-of-use assets obtained in exchange for lease obligations:	$—	$3,295

The following table reflects future minimum lease payments under noncancelable leases as of March 31, 2022:

Operating Leases
2022	$2,762
2023	2,679
2024	2,708
2025	2,747
2026	2,776
Thereafter	15,524
Total lease payments	29,196
Less: Imputed interest	(10,468)
Less: Tenant incentive receivable	(3,706)
Total	$15,022

The Company entered into one lease that had not commenced at March 31, 2022. As a result, future lease payments of approximately $17,300 are not recorded on the Company’s consolidated balance sheets. The lease is expected to commence in June 2022 with a non-cancelable term of 10 years.

Note 14—Income taxes

During the three months ended March 31, 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items. During the three months ended March 31, 2022, the

Company recorded a tax provision of $16 related to its income tax obligations of its operating company in Canada.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the three months ended March 31, 2022, the Company excluded the U.S. from the calculation of the AETR as the Company anticipates an ordinary loss in these jurisdictions for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of March 31, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets in the U.S.

Note 15—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Numerator
Net loss	$(37,513)	$(18,348)

Denominator
Weighted-average common shares for basic and diluted net loss per share	57,051,539	7,677,196

Basic and diluted net loss per common share	$(0.66)	$(2.39)

The Company’s potentially dilutive securities, which include the convertible preferred stock in 2021, restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted- average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because including them would have had an anti-dilutive effect.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Stock options to purchase common stock	7,424,538	3,419,208
Early exercised stock options subject to future vesting	773,394	952,518
Restricted stock award subject to future vesting	520,630	902,703
Warrants on long term debt	32,009	16,112
Convertible preferred stock	—	85,865,789
Total	8,750,571	91,156,330

Note 16—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $158 and $212 for the three months ended March 31, 2022 and 2021, respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

Note 17—Stock-based compensation

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

On January 1, 2022, the Company was authorized to issue an additional 2,750,276 shares of Common Stock under the 2021 Incentive Plan and an additional 550,055 shares of Common Stock under the 2021 ESPP pursuant to “evergreen” provisions contained in each of the 2021 Incentive Plan and 2021 ESPP.

The Company recognizes the costs of the stock-based payments as the employees vest in the awards. For the three months ended March 31, 2022, the Company recognized $2,380 of stock-based compensation expense of which $1,071 was general and administrative expense and $1,309 was research and development expenses recorded within the consolidated statement of operations and comprehensive loss.

Stock Options

The following table summarizes stock option activity for the period ended March 31, 2022:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2022	5,678,604	$5.36	8.35	$11,595
Granted	1,871,450	13.21	—	—
Exercised - vested	(85,396)	0.77	—	—
Forfeited	(40,120)	4.03	—	—
Outstanding, March 31, 2022	7,424,538	$7.34	8.52	$43,259
Exercisable at March 31, 2022	3,470,378	$4.07	8.29	$28,266

The weighted average grant date fair value of awards for options granted during the period ended March 31, 2022 was $8.63. As of March 31, 2022, there was $30,778 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.89 years.

During 2020, the Company issued 213,624 performance-based awards, respectively, that vest upon contingent events. The performance condition for these awards were achieved as of June 30, 2021. As a result, the Company recorded compensation expense related to the performance-based awards of $227 in 2021.

The Company estimates the fair value of its option awards to employees and directors using Black-Scholes. Due to the lack of substantial company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar public companies. The Company has never paid dividends and does not expect to in the foreseeable future. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company will account for actual forfeitures as they occur.

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

March 31, 2022
Expected dividend rate	—
Expected option term (years)	6.10
Expected volatility	73.42%
Risk-free interest rate	1.67%

Restricted Stock

The following table summarizes restricted stock activity as of March 31, 2022 and December 31, 2021:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2021	681,789	$4.20
Granted	—	—
Vested	(161,159)	2.36
Total Unvested March 31, 2022	520,630	$4.77

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

As of March 31, 2022, there was $2,345 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.28 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

As part of the merger, the Company assumed a deposit liability from Prior Century. Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $2,327 was recorded as a deposit liability on the Company’s balance sheet as of March 31, 2022.

Note 18—Related party transactions

License Agreements and Collaborative Agreements with Shareholder of Equity Method Investor

As part of the Commitment Agreement, the Company acquired licenses and other contracts from Prior Century that were originally entered into by Prior Century and FUJIFILM Cellular Dynamics, Inc. (“FCDI”). FCDI is a shareholder of Century. The acquired licenses and other contracts with FCDI are as follows:

FCDI Licenses

The Company acquired from Prior Century a non-exclusive license agreement with FCDI. The license provides the Company with certain patents and know-how related to the reprogramming of human somatic cells to induce pluripotent stem cells (“iPSCs”) (“License Agreement”). Under this agreement, the Company is required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization. Royalties are in the low single digits on the sale of all licensed products.

The Company also acquired from Prior Century an exclusive license agreement with FCDI. The license provides the Company with patents and know-how related to human iPSC exclusively manufactured by FCDI.

The potential development and regulatory milestone payments to be paid by the Company to FCDI are $6,000.

Letter Agreement

On January 7, 2022, the Company and FCDI entered into a letter agreement (the “Letter Agreement”), which amended each of the license agreements with FCDI (the “FCDI Agreements”) such that (i) the definition of Territory under each of the FCDI Agreements, for purposes of the sublicenses under the FCDI Agreements pursuant to the Company’s Collaboration Agreement with Bristol-Myers Squibb, includes Japan, (ii) the licenses granted to the Company and its affiliates under the FCDI Agreements are sublicensable to Bristol-Myers Squibb, including with respect to Japan and (iii) Bristol-Myers Squibb is not subject to grant-back and option provisions under the reprogramming license.

Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, the Company (i) paid to FCDI an upfront payment of $10,000, (ii) will pay to FCDI a percentage of any milestone payments received by us under the Collaboration Agreement in respect of achievement of development or regulatory milestones specific to Japan, and (iii) will pay to FCDI a percentage of all royalties received by the Company under the Collaboration Agreement in respect of sales of products in Japan.

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

During the three months ended March 31, 2022, the Company made payments of $3,003 and incurred research and development expenses of $1,445, and legal fees of $30, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of March 31, 2022, there was $850 in accounts payable related to this agreement on the consolidated balance sheets. As of December 31, 2021, there was $2,375 in accounts payable on the consolidated balance sheets.

During the three months ended March 31, 2021, the Company made payments of $3,223, and incurred research and development expenses of $2,781, and legal fees of $21, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

Consulting Arrangements with Shareholders of Equity Method Investor

In 2019, the Company entered into arrangements with two shareholders of the Company, wherein the shareholders provide consulting services to the Company. As compensation for the consulting services, the shareholders are entitled to an annual retainer fee of $125 payable quarterly, along with payment of reasonable expenses associated with providing the consulting services. The Company paid $19 and $38 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, respectively. As of December 31, 2021, there was $18 in accrued expenses related to this agreement on the consolidated balance sheets. As of March 31, 2022, there was no accrued expenses to this agreement.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2022 (the “Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” in our Annual Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $425.7 million as of March 31, 2022. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and general and administrative costs associated with our operations. Included in our accumulated deficit, as noted above, is a non-cash expense of $225.9 million related to the fair value of the in-process research and development of Prior Century.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering cost of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and have not generated any revenues. Since our inception, we have raised approximately $591 million in net proceeds from sales of our equity securities. As of March 31, 2022, we had cash and cash equivalents of $126.0 million and investments of $340.3 million. Based on our current business plans, we believe, our cash, cash equivalents and investments as of March 31, 2022, will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	continue preclinical development of, and initiate clinical development of CNTY-101, CNTY-103, CNTY-102 and our other product candidates;
●	seek to discover and develop additional product candidates;
●	establish and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our other product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company; and
●	increase our employee headcount and related expenses to support these activities.

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

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak, including as a result of the emergence of new variants of COVID-19, and its impact on our clinical trial enrollment, trial sites, CROs, contract manufacturing organizations, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. The ongoing pandemic has led to the implementation of various responses, including travel restrictions, mask mandates, social distancing requirements and other public health safety measures. In response, and in compliance with rapidly changing local and state regulations, we have implemented a mandatory vaccination policy for all employees and have taken other precautionary measures, including testing of any employees displaying symptoms of COVID-19. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States may have not reached the level required for herd immunity. Certain variants of COVID-19, such as the delta and omicron variants, have proven to be more easily spread than earlier variants. The emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. We will continue to actively monitor the situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the ongoing pandemic may affect our preclinical studies, clinical trials, supply chain, labor force, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Bristol-Myers Squibb

On January 7, 2022, we entered into the Collaboration Agreement with Bristol-Myers Squibb to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors (“Collaboration Program,” and each product candidate a “Development Candidate”). We and Bristol-Myers Squibb will initially collaborate on two Collaboration Programs focused on acute myeloid leukemia (“AML”) and multiple myeloma (“MM”), and Bristol-Myers Squibb has the option to add up to two additional Collaboration Programs for an additional fee. We are responsible for generating Development Candidates for each Collaboration Program, and Bristol-Myers Squibb has the option to elect to exclusively license the Development Candidates for pre-clinical development, clinical development and commercialization on a worldwide basis (“License Option”). Following Bristol-Myers Squibb’s exercise of the License Option, we will be responsible for performing IND-enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND, and manufacturing of clinical supplies until completion of a proof of concept clinical trial. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof of concept clinical trial) and commercialization activities for such Development Candidates worldwide. We have the option to co-promote Development Candidates generated from certain specified Collaboration Programs.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100 million and will pay an exercise fee upon the exercise of the License Option (“Licensed Program” and product candidates developed under a Licensed Program, “Licensed Products”). For each Licensed Program, Bristol-Myers Squibb will pay up to $235 million in milestone payments upon the first achievement of certain development and regulatory milestones and will pay up to $500 million per Licensed Product in net sales-based milestone payments. Bristol-Myers Squibb will also pay us tiered royalties per Licensed Product as a percentage of net sales in the high-single digits to low-teens, subject to certain adjustments.

In connection with the Collaboration Agreement, Bristol-Myers Squibb purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50 million. We determined the common stock purchase represented a premium of $7.82 per share, or $23.2 million in the aggregate, and the remaining $26.8 million was recorded as issuance of common stock in stockholders’ equity.

We identified the following commitments under the arrangement: (i) research and development services under each of the two initial Collaboration Programs and (ii) License Option to elect to exclusively license the Development Candidates for each of the two initial Collaboration Programs. We determined that these four commitments represent distinct performance obligations for purposes of recognizing revenue and will recognize revenue as we fulfill each performance obligation.

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

On January 7, 2022, we and FCDI entered into a letter agreement, or the Letter Agreement, which amends each of the FCDI agreements as further discussed in Note 11 to our consolidated financial statements. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we agreed to pay to FCDI (i) an upfront payment of $10 million, (ii) a percentage of any milestone payments received by us under the Research, Collaboration and License Agreement, with Bristol-Myers Squibb, or the Collaboration Agreement, in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the Collaboration Agreement in respect of sales of products in Japan.

During the three months ended March 31, 2022, the Company made payments of $3.0 million and incurred research and development expenses of $1.4 million, and legal fees of $30 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of March 31, 2022, there was $0.9 million in accounts payable related to this agreement on the consolidated balance sheets.

During the three months ended March 31, 2021, the Company made payments of $3.2 million, and incurred research and development expenses of $2.8 million, and legal fees of $21 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

As of March 31, 2022, we incurred $32.4 million of the $31.4 million budget under the Collaboration Agreement.

Empirica acquisition

On June 9, 2020, we acquired certain assets of Empirica Therapeutics, or Empirica, a privately-held early-stage biotechnology company focused on the development of adoptive immunotherapies against the most aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis for a total purchase price of $4.7 million.

The transaction was accounted for as an asset acquisition of IPR&D. Total consideration in the acquisition was $4.7 million, consisting of cash consideration of $4.5 million and transaction expenses of $0.2 million. In addition to the purchase price, $1.5 million was deposited in escrow, or the Escrow Deposit, whereby release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal installments over a three-year period related to continuing services by former Empirica shareholders who are employed by the Company. In July 2021, the first annual installment of $523 was released from escrow. The Escrow Deposit is recognized as an asset and the promissory note is post- acquisition compensation expense, which will be accrued over the term of the promissory note. We recorded $0.1 million compensation in research and development expense for three months ended March 31, 2022. For further details regarding this acquisition, see Note 4 to our unaudited consolidated financial statements.

Components of operating results

Collaboration Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date have been generated through our collaboration, option and license agreement with Bristol-Myers Squibb. We recognize revenue over the expected performance period under this agreement. We expect that our revenue for the next several years will be derived primarily from this agreement and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of our existing collaboration agreements.

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

In-process research and development

As a direct result of the execution of the Collaboration Agreement with Bristol-Myers Squibb, we incurred $10 million in fees to amend the FCDI agreement to gain access to the territory rights of Japan. See Note 11 to our consolidated financial statements.

Interest expense

Interest expense relates to interest incurred on the Loan Agreement we entered into with Hercules Capital, Inc., or Hercules, in 2020, as well as amortization of the related deferred financing cost. See Note 9 to our consolidated financial statements.

Other income, net

Interest income, net consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

Until February 25, 2021, we were organized as a limited liability company, which is considered a passthrough entity for federal and state income tax purposes. Subsequent to the conversion of the LLC Entity to a C-Corp on February 25, 2021, we have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. As of March 31, 2022, the Company recorded $16 thousand in provisions for income taxes related to its subsidiary Century Therapeutics Canada ULC in the accompanying consolidated financial statements. There were no provisions or benefit for income taxes in 2021.

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021	Change

	(in thousands)
Collaboration revenue	$1,058	$—	$1,058
Operating expenses:
Research and development	21,196	15,374	5,822
General and administrative	7,298	2,688	4,610
In-process research and development	10,000	—	10,000
Total operating expenses	38,494	18,062	20,432
Loss from operations	(37,436)	(18,062)	(19,374)
Interest expense	(314)	(314)	—
Other income, net	253	28	225
Provision for income taxes	(16)	—	(16)
Net loss	$(37,513)	$(18,348)	$(19,165)

Collaboration revenue

During the three months ended March 31, 2022, we recognized revenue of $1.2 million under our collaboration agreement with Bristol-Myers Squibb. There was no collaboration revenue recognized during the three months ended March 31, 2021.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021	Change

	(in thousands)
Personnel and related costs	$9,595	$4,789	$4,806
Facility and other allocated costs	2,641	2,075	566
Research and laboratory	5,804	4,260	1,544
Collaborations	2,385	2,906	(521)
Consulting	609	691	(82)
Other	162	653	(491)
Total research and development expense	$21,196	$15,374	$5,822

Research and development expenses were $21.2 million and $15.4 million for the three months ended March 31, 2022 and 2021. The increase of $5.8 million was primarily due to:

●	an increase in personnel-related expenses of $4.8 million, including an increase of stock-based compensation of $1.2 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $0.6 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $1.5 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;
●	a decrease of $0.5 million for collaborative arrangements with FCDI;

General and administrative expenses

General and administrative expenses were $7.3 million for the three months ended March 31, 2022 and $2.7 million for three months ended March 31, 2021. The increase of $4.6 million was primarily due to increased personnel-related expenses of $2.3 million, including an increase of stock-based compensation of $1.0 million, primarily attributable to an increase in headcount to build our infrastructure, increased directors’ and officers’ insurance expense of $0.7 million, and increased professional fees of $0.9 million relating to accounting, audit and legal services as well as costs associated with ongoing business activities and operating as a public company, and increased information technology and facility costs, including rent, of $0.7 million.

In-process research and development

In-process research and development expenses was $10 million for the three months ended March 31, 2022. As a direct result of the execution of the Collaboration Agreement with Bristol-Myers Squibb, the Company incurred $10 million in fees to amend the FCDI agreement to gain access to the territory rights of Japan. See Note 11 to our consolidated financial statements. There was no in-process research and development expenses for the three months ended March 31, 2021.

Interest expense

Interest expense was $0.3 million for the three months ended March 31, 2022 and 2021, which related to our Loan Agreement with Hercules.

Other income, net

Interest income was $253 thousand for the three months ended March 31, 2022 and $28 thousand for the three months ended March 31, 2021, which included interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $591 million in net proceeds from the sales of our equity securities. As of March 31, 2022, we had cash, and cash equivalents of $126.0 million and investments of $340.3 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2025. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $425.7 million as of March 31, 2022. As further described in Note 3 of our consolidated financial statements, we obtained a cash capital commitment from Bayer totaling $215 million, from which net proceeds of $74.8 million were received in June 2019, $38.1 million were received in November 2020 and $31.9 million were received in January 2021. The commitment agreement terminated in connection with the Series C Financing, and Bayer has no continuing obligation to invest any additional amounts thereunder. As further described in Note 9 of our consolidated financial statements, we entered into a Loan Agreement with Hercules, pursuant to which net proceeds of $9.6 million were received by us in September 2020. As further described in Note 10 of our consolidated financial statements, in February 2021, we sold 24,721,999 shares of our Series C preferred stock to certain institutional investors for net proceeds of approximately $159.6 million. Upon the closing of our IPO, the Series C preferred stock automatically converted into 9,825,513 shares of common stock. On June 22, 2021, we closed our IPO in which we issued and sold 12,132,500 shares of our common stock at a public offering price of $20.00 per share. We received net proceeds of $221.2 million after deducting underwriting discounts and commissions and other expenses. As described in Note 11, in January 2022 we entered into a Collaboration Agreement with Bristol-Myers Squibb resulting in an upfront payment of $100 million. In connection with the Collaboration Agreement, Bristol-Myers Squibb also purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50 million.

Future funding requirements

We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally. Based on our current business plans, we believe that our existing cash, cash equivalents, and investments, as of March 31, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current and future product candidates;
●	the number of clinical trials required for regulatory approval of our current and future product candidates;
●	the costs, timing, and outcome of regulatory review of any of our current and future product candidates;
●	the cost of manufacturing clinical and commercial supplies of our current and future product candidates;
●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing, and prosecuting patent applications, obtaining, maintaining, protecting, and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon, misappropriating, or violating their intellectual property rights;
●	our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	expenses to attract, hire and retain, skilled personnel;
●	the costs of operating as a public company;
●	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
●	addressing any potential interruptions or delays resulting from factors related to the COVID-19 pandemic, including the emergence of new variants of COVID-19;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic, political unrest and hostilities, war or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities, which, in the case of equity securities, may occur at prices lower than the offering price of our common stock. If we sell equity or equity-linked securities, our current stockholders, may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$86,753	$(22,179)
Investing activities	(44,037)	(119,034)
Financing activities	26,878	193,485
Net increase in cash, cash equivalents, and restricted cash	$69,594	$52,272

Operating activities

Net cash provided by (used in) operating activities was $86.8 million and ($22.2) million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by operating activities during the three months ended March 31, 2022 consisted primarily of our deferred revenue of $122.1 million from our collaboration agreement with Bristol-Myers Squibb partially offset by our net loss of $37.5 million and net cash outflows from decreases in our accounts payable of $1.5 million, and accrued expenses of $1.2 million.

Net cash used in operating activities during the three months ended March 31, 2021 consisted primarily of our net loss of $18.3 million and net cash outflows from decreases in our accounts payable and accrued expenses and other liabilities of $5.2 million partially offset by non-cash charges of $1.1 million. The non-cash charges of $1.1 million consisted primarily of $0.7 million for depreciation expense.

Investing activities

Cash used in investing activities was $44.0 million, and $119.0 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in investing activities for the three months ended March 31, 2022 consisted primarily of net purchases of fixed maturity securities of $40.0 million and purchases of property and equipment of $4.1 million.

Cash used in investing activities for the three months ended March 31, 2021 consisted primarily of net purchases of fixed maturity securities of $117.2 million and purchases of property and equipment of $1.9 million.

Financing activities

Cash provided by financing activities was $26.9 million, and $193.5 million for the three months ended March 31, 2022 and 2021, respectively. Cash provided by financing activities consisted primarily of net proceeds of $26.8 million from Bristol-Myers Squibb for the purchase of our common stock, and cash of $65 thousand from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Cash provided by financing activities for the three months ended March 31, 2021 consisted primarily of the $31.9 million subscription receivable, the sale of our Series C preferred shares of $159.6 million, and cash resulting from the Prior Century-CenturyTx, Inc. merger of $2.4 million.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2022:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$2,762	$5,387	$5,523	$15,524	$29,196
Long-term debt	—	6,550	3,845	—	10,395
Interest on long-term debt (1)	906	365	—	—	1,271

(1) Reflects minimum interest payable under the Loan Agreement. Payment herein subject to variable rate debt have been estimated.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2022 are contingent upon future events such as our achievement of pre- specified development, regulatory, and commercial milestones, or royalties on net product sales. As of March 31, 2022, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations. Our leases have initial lease terms ranging from 5 to 16 years. We entered into one lease that had not commenced at March 31, 2022. As a result, future lease payments of approximately $0.8 million in 1 year, $3.2 million in 1 to 3 years, $3.3 million in 3 to 5 years and $10.1 million in more than 5 years are not included within the table above.

We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 12 to our unaudited consolidated financial statements for additional information.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2021 included in the our Annual Report on Form 10-K filed with the SEC on March 17, 2022, except as noted below.

Collaboration Revenue

We may enter into collaboration and licensing agreements with strategic partners for research and development, manufacturing, and commercialization of its product candidates. Payments under these arrangements may include non-refundable, upfront fees; reimbursement of certain costs; customer option fees for additional goods or services; payments upon the achievement of development, regulatory, and commercial milestones; sales of product at certain agreed-upon amounts; and royalties on product sales.

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. This standard applies to all contracts with customers. When an agreement falls under the scope of other standards, such as ASC Topic 808, Collaborative Arrangements, or ASC 808, we will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under a collaboration agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations on a relative stand-alone selling price basis; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

As part of the accounting for these arrangements, we must use its judgment to determine the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price. The estimation of the stand-alone selling price may include such estimates as forecasted revenues and costs, development timelines, discount rates, and probabilities of regulatory and commercial success. We also apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current.

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights or options to acquire additional goods or services for free or at a discount. If the customer options are not determined to represent a material right, no transaction price is allocated to these options and we will account for these options at that time they are exercised. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement.

The promises under our collaboration agreements may include research and development services to be performed by us for or on behalf of the customer. Amounts allocated to these performance obligations are recognized as we perform these obligations, and revenue is measures based on an inputs method of costs incurred to date of budgeted costs. Under certain circumstances, we may be reimbursed for certain expenses incurred under the research and development services.

At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the statements of operations in the period of adjustment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $127.8 million as of March 31, 2022, which consisted of bank deposits and money market funds. We also had investments of $340.3 million as of March 31, 2022. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations. Additionally, we had the $10.0 million borrowing related to the Loan Agreement in September 2020 with a floating interest rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 9.55%. We are therefore exposed to changes in variable United States interest rates on borrowings under our Loan Agreement. A hypothetical 1% increase in interest rates would not result in a material impact to our business.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number

10.1+

Research Collaboration and License Agreement, by and between Century Therapeutics, Inc. and Bristol-Myers Squibb Company, dated January 7, 2022 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

10.2+

Letter Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated January 7, 2022 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

+

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

Century Therapeutics, Inc.

Date: May 16, 2022	By:	/s/ Osvaldo Flores, Ph.D.
Osvaldo Flores, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Michael Diem, M.D.
Michael Diem, M.D.
Chief Business Officer
(Principal Financial Officer)