Form 10-Q
period 2022-06-30
Century Therapeutics, Inc.
filed 2022-08-11
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 8, 2022, the registrant had 58,881,833 shares of common stock, $0.0001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	6
Item 1.	Financial Statements:	6
	Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	6
	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021 (unaudited)	7
	Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021 (unaudited)	8
	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited)	9
	Notes to Unaudited Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION	51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52
Signatures		53

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical nature of our business and our ability to successfully advance our current and future product candidates through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the extent to which the COVID 19 pandemic, including the emergence of new variants of COVID-19, and measures taken to contain its spread ultimately impact our business, including development activities, preclinical studies, future clinical trials, supply chain and labor force;
●	our dependence on the success of our product candidates, in particular CNTY-101, CNTY-103, and CNTY-102;
●	the novelty of our approach to immuno-oncology treatment of cancer, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and future clinical trials;
●	the timing of our filings for investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of such IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;
●	our reliance on the maintenance of our collaborative relationship with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, in connection with the furtherance of our collaboration programs;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, geopolitical tensions or the outbreak of hostilities or war; and
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described under the caption “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$112,787	$56,445
Short-term investments	265,971	166,434
Escrow deposits, current	471	502
Prepaid expenses and other current assets	4,564	4,773
Total current assets	383,793	228,154

Property and equipment, net	69,971	57,967
Operating lease right-of-use assets	24,728	11,854
Restricted cash	1,979	1,717
Escrow deposits, non-current	—	220
Long-term investments	50,607	135,914
Security deposits	1,506	1,549
Total assets	$532,584	$437,375

Liabilities, convertible preferred stock, and stockholders’ equity

Current liabilities
Accounts payable	$4,048	$7,596
Accrued expenses and other liabilities	7,246	6,040
Deposit liability	857	980
Long-term debt, current	1,594	1,039
Deferred revenue, current	7,824	—
Total current liabilities	21,569	15,655

Operating lease liability, long term	30,433	14,559
Deposit liability, non-current	1,220	2,020
Deferred revenue, non-current	112,909	—
Long-term debt, net	8,501	8,903
Total liabilities	174,632	41,137

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 57,857,921 and 55,005,523 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	818,047	785,049
Accumulated deficit	(456,667)	(388,166)
Accumulated other comprehensive loss	(3,434)	(650)
Total stockholders’ equity	357,952	396,238
Total liabilities and stockholders’ equity	$532,584	$437,375

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Collaboration revenue	$1,396	$—	$2,454	$—

Operating expenses
Research and development	24,494	18,933	45,690	34,307
General and administrative	8,253	4,088	15,551	6,776
In-process research and development	-	-	10,000	—
Total operating expenses	32,747	23,021	71,241	41,083

Loss from operations	(31,351)	(23,021)	(68,787)	(41,083)

Interest expense	(330)	(318)	(644)	(632)
Other income, net	711	66	964	94
Total other income (expense)	381	(252)	320	(538)
Loss before provision for income taxes	(30,970)	(23,273)	(68,467)	(41,621)
Provision for income taxes	(18)	—	(34)
Net loss	$(30,988)	$(23,273)	$(68,501)	$(41,621)

Net loss per common share Basic and Diluted	(0.54)	(1.93)	(1.19)	(4.26)
Weighted average common shares outstanding Basic and Diluted	57,685,006	12,044,610	57,370,022	9,775,840
Other comprehensive loss
Net loss	$(30,988)	$(23,273)	$(68,501)	$(41,621)
Unrealized (loss) gain on investments	(780)	32	(2,766)	5
Foreign currency translation	(12)	(9)	(18)	(5)
Comprehensive loss	$(31,780)	$(23,250)	$(71,285)	$(41,621)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

	Series A		Series B		Series C							Accumulated
	Convertible		Convertible		Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance, December 31, 2021	—	$—	—	$—	—	$—	55,005,523	5	$785,049	$—	$(388,166)	$(650)	$396,238
Issuance of stock to collaboration partner	—	—	—	—	—	—	2,160,760	1	26,812	—	—	—	26,813
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	85,396	—	65	—	—	—	65
Vesting of restricted stock	—	—	—	—	—	—	161,159	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	173,192	—	673	—	—	—	673
Stock based compensation	—	—	—	—	—	—	—	—	2,380	—	—	—	2,380
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(1,986)	(1,986)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	(37,512)	—	(37,512)
Balance, March 31, 2022	—	$—	—	$—	—	$—	57,586,030	$6	$814,979	$—	$(425,679)	$(2,642)	$386,664
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	31,381	—	47	—	—	—	47
Vesting of restricted stock	—	—	—	—	—	—	136,425	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	104,085	—	250	—	—	—	250
Stock based compensation	—	—	—	—	—	—	—	—	2,771	—	—	—	2,771
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(780)	(780)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(30,988)	—	(30,988)
Balance, June 30, 2022	—	$—	—	$—	—	$—	57,857,921	$6	$818,047	$—	$(456,667)	$(3,434)	$357,952

	Series A		Series B		Series C							Accumulated
	Convertible		Convertible		Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Deficit
Balance, December 31, 2020	35,000,000	$34,922	26,143,790	$144,839	—	$—	7,481,861	$1	$217,832	$(31,900)	$(292,342)	$(3)	$(106,412)
Receipt of subscription receivable	—	—	—	—	—	—	—	—	—	31,900	—	—	31,900
Issuance of Series C preferred stock, net	—	—	—	—	24,721,999	159,628	—	—	—	—	—	—	—
Net assets contributed as result of merger	—	—	—	—	—	—	—	—	1,061	—	—	—	1,061
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	40,790	—	47	—	—	—	47
Vesting of restricted stock	—	—	—	—	—	—	150,799	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	199,083	—	123	—	—	—	123
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	4	4
Stock based compensation	—	—	—	—	—	—	—	—	95	—	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(18,348)	—	(18,348)
Balance, March 31, 2021	35,000,000	$34,922	26,143,790	$144,839	24,721,999	$159,628	7,872,533	$1	$219,158	$—	$(310,690)	$(26)	$(91,557)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance cost	—	—	—	—			12,132,500	1	221,184	—	—	—	221,185
Conversion of convertible preferred stock upon initial public offering	(35,000,000)	(34,922)	(26,143,790)	(144,839)	(24,721,999)	(159,628)	34,126,528	3	339,385	—	—	—	339,388
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	79,796	—	74	—	—	—	74
Vesting of restricted stock	—	—	—	—	—	—	130,463	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	62,271	—	46	—	—		46
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	32	32
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Stock based compensation	—	—	—	—	—	—	—	—	1,711	—	—	—	1,711
Net loss	—	—	—	—	—	—	—	—	—	—	(23,273)	—	(23,273)
Balance, June 30, 2021	—	$—	—	$—	—	$—	54,404,091	$5	$781,558	$—	$(333,963)	$(3)	$447,597

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(68,501)	$(41,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,828	1,653
Amortization of deferred financing cost	152	152
Non-cash operating lease expense	626	442
Stock based compensation	5,151	1,806
Change in operating assets and liabilities:
Escrow deposit	251	532
Prepaid expenses and other assets	241	(2,497)
Operating lease liability	2,479	132
Deferred revenue	120,733	—
Accounts payable	(3,861)	(3,562)
Accrued expenses and other liabilities	1,099	2,295
Net cash provided by (used in) operating activities	61,198	(40,668)

Cash flows from investing activities
Acquisition of property and equipment	(14,524)	(12,513)
Acquisition of fixed maturity securities, available for sale	(137,281)	(142,069)
Sale of fixed maturity securities, available for sale	120,286	23,900
Net cash used in investing activities	(31,519)	(130,682)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	221,878
Proceeds from issuance of common stock	112	121
Proceeds from early exercises of common stock options	—	2,281
Proceeds from subscription receivable	—	31,900
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	159,628
Cash contributed as a result of merger	—	2,326
Proceeds from sale of common stock to collaboration partner	26,813	—
Net cash provided by financing activities	26,925	418,134

Net increase in cash, cash equivalents, and restricted cash	56,604	246,784

Cash, cash equivalents and restricted cash, beginning of period	58,162	27,728

Cash, cash equivalents and restricted cash, end of period	$114,766	$274,512

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$492	$483

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock upon initial public offering	$—	$339,388
Purchase of property and equipment, accrued and unpaid	$313	$8,214
Deferred offering cost, accrued and unpaid	$—	$693

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

Since inception, the Company has incurred net losses. During the three and six months ended June 30, 2022, the Company incurred a net loss of $30,988 and $68,501, respectively. During the six months ended June 30, 2022, the Company received $61,198 of cash from operations. Cash and cash equivalents and investments were $429,365 at June 30, 2022. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at-least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2022, the consolidated statements of operations and comprehensive loss, and consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2022 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of June 30, 2022 and December 31, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

In January 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. Although many countries have re-opened, rises in new cases, including as the result of newly identified COVID-19 variants, have caused certain countries, states, and localities to re-initiate restrictions. Vaccines were introduced late in the fourth quarter of 2020 and became widely available by the end of the first quarter of 2021. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States may not have reached the level required for herd immunity. Certain variants of COVID-19 have proven to be more easily spread than earlier variants. The incomplete vaccination rate, and the emergence of new variants which could prove resistant to existing vaccines could again result in major disruptions to businesses and markets worldwide. The Company continues to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact its operations or financial results is uncertain.

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

Restricted cash

As of June 30, 2022 and December 31, 2021, the Company had $1,979 and $1,717, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$112,787	$56,445
Restricted cash	1,979	1,717
Cash, cash equivalents, and restricted cash	$114,766	$58,162

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted- average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three and six months ended June 30, 2022 and 2021.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 16) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At June 30, 2022 and December 31, 2021, there were $2,077 and $3,000, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	June 30, 2022	December 31, 2021
Total shares legally outstanding	58,911,436	56,633,898
Less: unvested early exercised shares	(669,309)	(946,586)
Less: unvested restricted stock	(384,206)	(681,789)
Total shares issued and outstanding	57,857,921	55,005,523

Restricted stock

In 2018, the Company issued 1,704,256 restricted stock awards at a purchase price of $0.03 per share. In 2019, the Company issued 850,312 restricted stock awards at a weighted average purchase price of $0.70 per share. In October 2019, the Company repurchased 298,080 shares at $1.03 per share. In 2021, the Company issued 194,320 restricted stock awards. As of June 30, 2022, the number of restricted stock awards vested were 2,066,602. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The Company recorded stock-based compensation expense for these awards of $217 and $489, respectively, for the three and six months ended June 30, 2022, in the statements of operations and comprehensive loss. The Company recorded stock-based compensation expense for these awards of $89 and $128, respectively, for the three and six months ended June 30, 2021, in the statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Note 4—Asset purchase by Century Therapeutics Canada ULC

On June 9, 2020, Century Canada and the Company entered into an agreement with Empirica, a company focused on the development of adoptive immunotherapies against aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis. Under the terms of the Empirica Agreement, the Company acquired an IPR&D asset. Cash of $4,519 was paid at closing and transaction expenses totaled $203. The Company also deposited $1,506 in escrow (the “Escrow Deposit”). Release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal annual installments over a three-year period related to continuing services by certain Empirica shareholders who are employed by the Company. In July 2021, the first annual installment of $523 was released from the Escrow Deposit. In June 2022, the second annual installment of $517 was released from the Escrow Deposit. As of June 30, 2022 there was no accrued compensation expense on the promissory note. As of December 31, 2021, accrued compensation expense on the promissory note was $261 which is presented within escrow deposits on the consolidated balance sheets.

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

Note 5—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$105,845	—	—	$105,845
U.S. Treasury	102,374	—	—	102,374
Corporate bonds	—	214,204	—	214,204
Total	$208,219	$214,204	$—	$422,423

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2021, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$52,882	—	—	$52,882
U.S. Treasury	79,752	—	—	79,752
Corporate bonds	—	222,596	—	222,596
Total	$132,634	$222,596	$—	$355,230

There were no transfers between levels during the period ended June 30, 2022. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of June 30, 2022:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$104,211	$—	$(1,837)	$102,374
Corporate bonds	215,726	—	(1,522)	214,204
Total	$319,937	$—	$(3,359)	$316,578

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2021:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$80,052	$—	$(300)	$79,752
Corporate bonds	222,898	—	(302)	222,596
Total	$302,950	$—	$(602)	$302,348

The following table provides the maturities of our fixed maturity available-for-sale securities:

	June 30, 2022	December 31, 2021
Less than one year	$265,971	$166,434
One to five years	50,607	135,914
	$316,578	$302,348

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

Note 6—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	June 30,	December 31,
	2022	2021
Research and development	$373	$210
Insurance	2,370	1,606
Software licenses and other	1,188	2,033
Reimbursement receivable	284	250
Warranties	349	424
Other	—	250
Total prepaid expenses and other current assets	$4,564	$4,773

Note 7—Property and equipment, net

The following is a summary of property and equipment, net:

	June 30,	December 31,
	2022	2021
Lab equipment	$25,737	$18,114
Leasehold improvements	20,978	8,365
Construction in progress	26,623	32,836
Computer software and equipment	3,231	2,623
Furniture and fixtures	1,550	1,358
Total	78,119	63,296
Less: Accumulated depreciation	(8,148)	(5,329)
Property and equipment, net	$69,971	$57,967

Depreciation expense was $1,668 and $935 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $2,828 and $1,653 for the six months ended June 30, 2022 and 2021, respectively

Note 8—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	June 30,	December 31,
	2022	2021
Payroll and bonuses	$3,154	$4,445
Interest	82	82
Professional and legal fees	3,131	796
Operating lease liability, current	722	615
Other	157	102
Total accrued expenses and other liabilities	$7,246	$6,040

Note 9—Long-term debt

The following is a summary of the Company’s indebtedness:

	June 30, 2022	December 31, 2021
Principal	$10,000	$10,000
Plus: End of term fee	395	395
Less: Debt discount attributable to warrants, net of accretion	(16)	(25)
Less: Unamortized deferred financing cost and end of term fee, net of accretion	(284)	(428)
Long-term debt, net	$10,095	$9,942

On September 14, 2020, the Company entered into a $10,000 Term Loan Agreement (as amended, the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). Pursuant to the terms of the Loan Agreement, the Company borrowed $10,000 (the “Tranche 1 Advance”) from the lenders at closing. Beginning January 1, 2021 and upon the achievement of certain development milestones and continuing through September 30, 2021 the Company may borrow an additional $10,000 (the “Tranche 2 Advance”). The remaining $10,000 tranche (“Tranche 3 Advance”) is subject to Hercules’ investment committee’s sole discretion.

The Loan Agreement has a four-year term and an interest-only period of up to 30 months. The Company was in compliance with all provisions of the Loan Agreement as of June 30, 2022. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 9.55%. The interest rate as of June 30, 2022 was 10.3%.

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

Interest expense of the Loan Agreement is as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest expense	$254	$242	$492	$480
Amortization of debt issuance costs, including end of term fee accretion	76	76	152	152
	$330	$318	$644	$632

Included in accrued expenses in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021 was $82 of accrued interest.

Future principal payments due (including the end of term fee) under the Loan Agreement are as follows (in thousands):

Principal Payments
2023	$6,544
2024	3,851
Total future payments	$10,395

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

At June 30, 2022, the total transaction price of $123,200 is allocated to the performance obligations based on their estimated standalone selling price. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2022:

Performance obligations:	Transaction price	Cumulative collaboration revenue recognized	Deferred collaboration revenue
Option rights	$109,045	$-	$109,045
Research and development services	14,142	(2,454)	11,688
Total	123,187	(2,454)	120,733
Less current portion of deferred revenue	-	-	(7,824)
Total long-term deferred revenue	$123,187	$(2,454)	$112,909

As a direct result of the execution of the Collaboration Agreement, the Company incurred $10,000 in fees to amend the FCDI agreement to gain access to the territory rights of Japan. This is recorded as in-process research and development expenses in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022.

Note 12—Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

Distributed Bio Master Service Agreement

On July 24, 2019, the Company entered into a Master Service Agreement with Distributed Bio, Inc (“DBio”), whereby DBio will screen for protein binders that bind to specific therapeutic targets. The Company pays for such services according to a payment schedule, and if the Company brings the protein binders into the clinic for further development, DBio will receive milestone payments of up to $16,100 in total for each product as the products move through the clinical development and regulatory approval processes. No milestone payments were due since the inception of the agreement.

The Company had $108 within accounts payable as of June 30, 2022 and $36 within accrued expenses and other liabilities as of December 31, 2021, in its consolidated balance sheets related to the Master Service Agreement.

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

Note 13—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $1,506 and $1,549 within security deposits in its consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease expense:
Fixed lease cost	$906	$514	$1,503	$1,062
Variable lease cost	241	166	537	438
Short term lease expense	720	642	1,369	1,310
Total operating lease expense	$1,867	$1,322	$3,409	$2,810

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		June 30,	December 31,
	Location in Balance Sheet	2022	2021

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$24,728	$11,854
Operating lease liability, current	Accrued expenses and other liabilities	$722	$615
Operating lease liability, long-term	Operating lease liability, long-term	30,433	14,559
Total operating lease liability		$31,155	$15,174

The following table reflects supplement lease term and discount rate information related to leases:

	As of June 30, 2022	As of December 31, 2021
Weighted-average remaining lease terms - operating leases	8.53 years	7.99 years
Weighted-average discount rate - operating leases	9.0%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,479	$132
Right-of-use assets obtained in exchange for lease obligations:	$13,482	$3,295

The following table reflects future minimum lease payments under noncancelable leases as of June 30, 2022:

Operating Leases
2022	$1,476
2023	5,150
2024	6,458
2025	6,591
2026	6,692
Thereafter	46,960
Total lease payments	73,327
Less: Imputed interest	(28,237)
Less: Tenant incentive receivable	(13,935)
Total	$31,155

The Company entered into one lease that had not commenced at June 30, 2022. As a result, future lease payments of approximately $20,878 are not recorded on the Company’s consolidated balance sheets. The lease is expected to commence in July 2022 with a non-cancelable term of 10 years.

Note 14—Income taxes

During the six months ended June 30, 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items. During the six months ended June 30, 2022, the Company recorded a tax provision of less than $0.1 million, related to its income tax obligations of its operating company in Canada.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the six months ended June 30, 2022, the Company excluded the U.S. from the calculation of the AETR as the Company anticipates an ordinary loss in these jurisdictions for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of June 30, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets in the U.S.

Note 15—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(30,988)	$(23,273)	$(68,501)	$(41,621)

Denominator
Weighted-average common shares for basic and diluted net loss per share	57,685,006	12,044,610	57,370,022	9,775,840

Basic and diluted net loss per common share	$(0.54)	$(1.93)	$(1.19)	$(4.26)

The Company’s potentially dilutive securities, which include restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted- average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the six months ended June 30, 2022 and 2021 because including them would have had an anti-dilutive effect.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Stock options to purchase common stock	7,827,149	5,505,511
Early exercised stock options subject to future vesting	669,309	1,161,937
Restricted stock award subject to future vesting	384,206	871,176
Warrants on long term debt	32,009	32,009
Total	8,912,673	7,570,633

Note 16—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $237 and $149 for the three months ended June 30, 2022 and 2021, respectively, and $395 and $361 for the six months ended June 30, 2022 and 2021 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards. For the three months ended June 30, 2022, the Company recognized $2,771 of stock-based compensation expense of which $1,238 was general and administrative expense and $1,533 was research and development expenses recorded within the consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2022, the Company recognized $5,151 of stock-based compensation expense of which $2,309 was general and administrative expense and $2,842 was research and development expenses recorded within the consolidated statement of operations and comprehensive loss.

Stock Options

The following table summarizes stock option activity for the period ended June 30, 2022:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2022	5,678,604	$5.36	8.35	$11,595
Granted	2,321,482	12.67	—	—
Exercised - vested	(116,777)	0.97	—	—
Forfeited	(56,160)	5.12	—	—
Outstanding, June 30, 2022	7,827,149	$7.53	8.15	$21,722
Exercisable at June 30, 2022	2,802,895	$3.20	7.80	$12,751

The weighted average grant date fair value of awards for options granted during the period ended June 30, 2022 was $8.30. As of June 30, 2022, there was $31,278 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.89 years.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

June 30, 2022
Expected dividend rate	—
Expected option term (years)	6.07
Expected volatility	73.41%
Risk-free interest rate	1.90%

Restricted Stock

The following table summarizes restricted stock activity as of June 30, 2022 and December 31, 2021:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2021	681,789	$4.20
Granted	—	—
Vested	(297,583)	1.95
Total Unvested June 30, 2022	384,206	$5.95

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

As of June 30, 2022, there was $2,223 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.22 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

As part of the merger, the Company assumed a deposit liability from Prior Century. Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $2,077 was recorded as a deposit liability on the Company’s balance sheet as of June 30, 2022.

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

During the three and six months ended June 30, 2022, the Company made payments of $2,848 and $5,851 and incurred research and development expenses of $2,392 and $3,837 and legal fees of $61 and $91, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of June 30, 2022, there was $1,285 in accrued expenses related to this agreement on the consolidated balance sheets. As of December 31, 2021, there was $2,375 in accounts payable on the consolidated balance sheets.

During the three and six months ended June 30, 2021, the Company made payments of $4,561 and $7,784 and incurred research and development expenses of $5,071 and $7,852, and legal fees of $35 and $56, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

Consulting Arrangements with Shareholders of Equity Method Investor

In 2019, the Company entered into arrangements with two shareholders of the Company, wherein the shareholders provide consulting services to the Company. As compensation for the consulting services, the shareholders are entitled to an annual retainer fee of $125 payable quarterly, along with payment of reasonable expenses associated with providing the consulting services. The Company incurred $19 and $38 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022, respectively. The Company incurred $18 and $56 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021, respectively. As of June 20, 2022 and December 31, 2021, there was $18 in accrued expenses related to this agreement on the consolidated balance sheets.

Note 19—Subsequent Events

On July 1, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. No sales have been made under the Sales Agreement since its inception.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $456.7 million as of June 30, 2022. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and general and administrative costs associated with our operations. Included in our accumulated deficit, as noted above, is a non-cash expense of $225.9 million related to the fair value of the in-process research and development of Prior Century.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering cost of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and have not generated any revenues. Since our inception, we have raised approximately $591 million in net proceeds from sales of our equity securities. As of June 30, 2022, we had cash and cash equivalents of $112.8 million and investments of $316.6 million. Based on our current business plans, we believe, our cash, cash equivalents and investments as of June 30, 2022, will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

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

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak, including as a result of the emergence of new variants of COVID-19, and its impact on our clinical trial enrollment, trial sites, CROs, contract manufacturing organizations, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. The ongoing pandemic has led to the implementation of various responses, including travel restrictions, mask mandates, social distancing requirements and other public health safety measures. Although many countries have re-opened, rises in new cases, including as the result of newly identified COVID-19 variants, have caused certain countries, states, and localities to re-initiate restrictions. In response, and in compliance with rapidly changing local and state regulations, we have implemented a mandatory vaccination policy for all employees and have taken other precautionary measures, including testing of any employees displaying symptoms of COVID-19. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States may have not reached the level required for herd immunity. Certain variants of COVID-19 have proven to be more easily spread than earlier variants. The incomplete vaccination rate, and the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. We will continue to actively monitor the situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the ongoing pandemic may affect our preclinical studies, clinical trials, supply chain, labor force, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Bristol-Myers Squibb

On January 7, 2022, we entered into the Research, Collaboration and License Agreement, with Bristol-Myers Squibb, or the Collaboration Agreement, to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors, or the Collaboration Program, and each product candidate, a Development Candidate. We and Bristol-Myers Squibb will initially collaborate on two Collaboration Programs focused on acute myeloid leukemia, or AML, and multiple myeloma, or MM , and Bristol-Myers Squibb has the option to add up to two additional Collaboration Programs for an additional fee. We are responsible for generating Development Candidates for each Collaboration Program, and Bristol-Myers Squibb has the option to elect to exclusively license the Development Candidates for pre-clinical development, clinical development and commercialization on a worldwide basis, or the License Option. Following Bristol-Myers Squibb’s exercise of the License Option, we will be responsible for performing IND-

enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND, and manufacturing of clinical supplies until completion of a proof of concept clinical trial. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof of concept clinical trial) and commercialization activities for such Development Candidates worldwide. We have the option to co-promote Development Candidates generated from certain specified Collaboration Programs.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100 million and will pay an exercise fee upon the exercise of the License Option, or the Licensed Program, and product candidates developed under a Licensed Program, the Licensed Products. For each Licensed Program, Bristol-Myers Squibb will pay up to $235 million in milestone payments upon the first achievement of certain development and regulatory milestones and will pay up to $500 million per Licensed Product in net sales-based milestone payments. Bristol-Myers Squibb will also pay us tiered royalties per Licensed Product as a percentage of net sales in the high-single digits to low-teens, subject to certain adjustments.

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

On January 7, 2022, we and FCDI entered into a letter agreement, or the Letter Agreement, which amends each of the FCDI agreements as further discussed in Note 11 to our consolidated financial statements. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we agreed to pay to FCDI (i) an upfront payment of $10 million, (ii) a percentage of any milestone payments received by us under the Collaboration Agreement, in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the Collaboration Agreement in respect of sales of products in Japan.

During the three and six months ended June 30, 2022, the Company made payments of $2.8 million and $5.9 million and incurred research and development expenses of $2.4 million and $3.8 million and legal fees of $61 thousand and $91 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2021, the Company made payments of $4.6 million and $7.8 million and incurred research and development expenses of $5.1 million and $7.9 million, and legal fees of $35 thousand and $56 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

As of June 30, 2022, we incurred $34.8 million of expenses under the FCDI Collaboration Agreement.

Empirica acquisition

On June 9, 2020, we acquired certain assets of Empirica Therapeutics, or Empirica, a privately-held early-stage biotechnology company focused on the development of adoptive immunotherapies against the most aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis for a total purchase price of $4.7 million.

The transaction was accounted for as an asset acquisition of IPR&D. Total consideration in the acquisition was $4.7 million, consisting of cash consideration of $4.5 million and transaction expenses of $0.2 million. In addition to the purchase price, $1.5 million was deposited in escrow, or the Escrow Deposit, whereby release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal installments over a three-year period related to continuing services by former Empirica shareholders who are employed by the Company. In July 2021, the first annual installment of $523 was released from escrow. In June 2022, the second annual installment of $517 was release from escrow. The Escrow Deposit is recognized as an asset and the promissory note is post- acquisition compensation expense, which will be accrued over the term of the promissory note. We recorded $0.2 million compensation in research and development expense for six months ended June 30, 2022. For further details regarding this acquisition, see Note 4 to our unaudited consolidated financial statements.

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

Income taxes

Until February 25, 2021, we were organized as a limited liability company, which is considered a passthrough entity for federal and state income tax purposes. Subsequent to the conversion of the LLC Entity to a C-Corp on February 25, 2021, we have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. As of June 30, 2022, the Company recorded $34 thousand in provisions for income taxes related to its subsidiary Century Therapeutics Canada ULC in the accompanying consolidated financial statements. There were no provisions or benefit for income taxes in 2021.

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021	Change

	(in thousands)
Collaboration revenue	$1,396	$—	$1,396
Operating expenses:
Research and development	24,494	18,933	5,561
General and administrative	8,253	4,088	4,165
In-process research and development	—	—	—
Total operating expenses	32,747	23,021	9,726
Loss from operations	(31,351)	(23,021)	(8,330)
Interest expense	(330)	(318)	(12)
Other income, net	711	66	645
Provision for income taxes	(18)	—	(18)
Net loss	$(30,988)	$(23,273)	$(7,715)

Collaboration revenue

During the three months ended June 30, 2022, we recognized revenue of $1.4 million under our collaboration agreement with Bristol-Myers Squibb. There was no collaboration revenue recognized during the three months ended June 30, 2021.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021	Change

	(in thousands)
Personnel and related costs	$11,064	$6,146	$4,918
Facility and other allocated costs	3,255	2,089	1,166
Research and laboratory	6,300	4,628	1,672
Collaborations	2,571	5,071	(2,500)
Consulting	1,106	530	576
Other	198	469	(271)
Total research and development expense	$24,494	$18,933	$5,561

Research and development expenses were $24.5 million and $18.9 million for the three months ended June 30, 2022 and 2021. The increase of $5.6 million was primarily due to:

●	an increase in personnel-related expenses of $4.9 million, including an increase of stock-based compensation of $0.5 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $1.2 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $1.7 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;
●	a decrease of $2.5 million related to our collaboration with FCDI. The decline was due to less in process development work in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us.

General and administrative expenses

General and administrative expenses were $8.3 million for the three months ended June 30, 2022 and $4.1 million for three months ended June 30, 2021. The increase of $4.2 million was primarily due to increased personnel-related expenses of $1.1 million, and an increase of stock-based compensation of $0.5 million, primarily attributable to an increase in headcount to build our infrastructure, increased directors’ and officers’ insurance expense of $0.5 million, and increased professional fees of $0.6 million relating to accounting, audit and legal services as well as costs associated with ongoing business activities and operating as a public company, and increased information technology and facility costs, including rent, of $1.4 million.

Interest expense

Interest expense was $0.3 million for the three months ended June 30, 2022 and 2021, which related to our Loan Agreement with Hercules.

Other income, net

Interest income was $0.7 million for the three months ended June 30, 2022 and $66 thousand for the three months ended June 30, 2021, which included interest earned on our cash, cash equivalents, and investment balances.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	Change

	(in thousands)
Collaboration revenue	$2,454	$—	$2,454
Operating expenses:
Research and development	45,690	34,307	11,383
General and administrative	15,551	6,776	8,775
Write off of in-process research and development asset	10,000	—	10,000
Total operating expenses	71,241	41,083	30,158
Loss from operations	(68,787)	(41,083)	(27,704)
Other income (expense):
Interest expense	(644)	(632)	(12)
Other income, net	964	94	870
Total other income (expense)	320	(538)	858
Loss before provision for income taxes	(68,467)	(41,621)	(26,846)
Provision for income taxes	(34)	—	(34)
Net loss	$(68,501)	$(41,621)	$(26,880)

Collaboration revenue

During the six months ended June 30, 2022, we recognized revenue of $2.5 million under our collaboration agreement with Bristol-Myers Squibb. There was no collaboration revenue recognized during the six months ended June 30, 2021.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	Change

	(in thousands)
Personnel and related costs	$20,660	$10,935	$9,725
Facility and other allocated costs	5,896	4,117	1,779
Research and laboratory	12,104	9,070	3,034
Collaborations	4,955	7,852	(2,897)
Consulting	1,715	1,220	495
Other	360	1,113	(753)
Total research and development expense	$45,690	$34,307	$11,383

Research and development expenses were $45.7 million and $34.3 million for the six months ended June 30, 2022 and 2021. The increase of $11.4 million was primarily due to:

●	an increase in personnel-related expenses of $9.7 million, including an increase of stock-based compensation of $1.7 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $1.8 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $3.0 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;
●	a decrease of $2.9 million related to our collaboration with FCDI. The decline was due to less in process development work in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us.

General and administrative expenses

General and administrative expenses were $15.6 million for the six months ended June 30, 2022 and $6.8 million for six months ended June 30, 2021. The increase of $8.8 million was primarily due to increased personnel-related expenses of $2.3 million, and an increase of stock-based compensation of $1.7 million, primarily attributable to an increase in headcount to build our infrastructure, increased directors’ and officers’ insurance expense of $1.2 million, and increased professional fees of $1.4 million relating to accounting, audit and legal services as well as costs associated with ongoing business activities and operating as a public company, and increased information technology and facility costs, including rent, of $2.1 million.

In-process research and development

In-process research and development expenses was $10 million for the six months ended June 30, 2022. As a direct result of the execution of the Collaboration Agreement with Bristol-Myers Squibb, the Company incurred $10 million in fees to amend the FCDI agreement to gain access to the territory rights of Japan. See

Note 11 to our consolidated financial statements. There was no in-process research and development expenses for the six months ended June 30, 2021.

Interest expense

Interest expense was $0.6 million for the six months ended June 30, 2022 and 2021, which related to our Loan Agreement with Hercules.

Other income, net

Interest income was $1.0 million for the six months ended June 30, 2022 and $94 thousand for the six months ended June 30, 2021, which included interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $591 million in net proceeds from the sales of our equity securities. As of June 30, 2022, we had cash, and cash equivalents of $112.8 million and investments of $316.6 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2025. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $456.7 million as of June 30, 2022. As further described in Note 3 of our consolidated financial statements, we obtained a cash capital commitment from Bayer totaling $215 million, from which net proceeds of $74.8 million were received in June 2019, $38.1 million were received in November 2020 and $31.9 million were received in January 2021. The commitment agreement terminated in connection with the Series C Financing, and Bayer has no continuing obligation to invest any additional amounts thereunder. As further described in Note 9 of our consolidated financial statements, we entered into a Loan Agreement with Hercules, pursuant to which net proceeds of $9.6 million were received by us in September 2020. As further described in Note 10 of our consolidated financial statements, in February 2021, we sold 24,721,999 shares of our Series C preferred stock to certain institutional investors for net proceeds of approximately $159.6 million. Upon the closing of our IPO, the Series C preferred stock automatically converted into 9,825,513 shares of common stock. On June 22, 2021, we closed our IPO in which we issued and sold 12,132,500 shares of our common stock at a public offering price of $20.00 per share. We received net proceeds of $221.2 million after deducting underwriting discounts and commissions and other expenses. As described in Note 11, in January 2022 we entered into a Collaboration Agreement with Bristol-Myers Squibb resulting in an upfront payment of $100 million. In connection with the Collaboration Agreement, Bristol-Myers Squibb also purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50 million.

In July 2022, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. No sales have been made under the Sales Agreement since its inception.

Future funding requirements

We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally. Based on our current business plans, we believe that our existing cash, cash equivalents, and investments, as of June 30, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months after this filing. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

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

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic, inflationary pressures, political unrest and hostilities, war or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities, which, in the case of equity securities, may occur at prices lower than the offering price of our common stock. If we sell equity or equity-linked securities, our current stockholders, may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021

Net cash provided by (used in):
Operating activities	$61,198	$(40,668)
Investing activities	(31,519)	(130,682)
Financing activities	26,925	418,134
Net increase in cash, cash equivalents, and restricted cash	$56,605	$246,784

Operating activities

Net cash provided by (used in) operating activities was $61.2 million and ($40.7) million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by operating activities during the six months ended June 30, 2022 consisted primarily of our deferred revenue of $120.7 million from our collaboration agreement with Bristol-Myers Squibb, increase in our operating lease liability of $2.5 million, and non-cash charges of $8.8 million. The non-cash charges of $8.8 million consisted primarily of $2.8 million for depreciation expense, non-cash stock-based compensation expense of $5.2 million, and non-cash operating lease expense of $0.6 million. This increase was partially offset by our net loss of $68.5 million and net cash outflows from decreases in our accounts payable of $3.9 million.

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

Investing activities

Net cash used in investing activities was $31.5 million and $130.7 million for the six months ended June 30, 2022 and 2021, respectively. Cash used in investing activities for the six months ended June 30, 2022 consisted primarily of net purchases of fixed maturity securities of $17.0 million and purchases of property and equipment of $14.5 million.

Net cash used in investing activities for the six months ended June 30, 2021 consisted primarily of net purchases of fixed maturity securities of $118.2 million, and purchases of property and equipment of $12.5 million.

Financing activities

Net cash provided by financing activities was $26.9 million, and $418.1 million for the six months ended June 30, 2022 and 2021, respectively. Cash provided by financing activities consisted primarily of net proceeds of $26.8 million from Bristol-Myers Squibb for the purchase of our common stock, and cash of $113 thousand from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

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

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2022:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$1,476	$11,608	$13,283	$46,960	$73,327
Long-term debt	6,544	3,851	—	—	10,395
Interest on long-term debt (1)	524	923	—	—	1,447

(1) Reflects minimum interest payable under the Loan Agreement. Payment herein subject to variable rate debt have been estimated.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2022 are contingent upon future events such as our achievement of pre- specified development, regulatory, and commercial milestones, or royalties on net product sales. As of June 30, 2022, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations. Our leases have initial lease terms ranging from 5 to 16 years. We entered into one lease that had not commenced at June 30, 2022. As a result, future lease payments of approximately $0.0 million in 1 year, $2.8 million in 1 to 3 years, $3.9 million in 3 to 5 years and $14.2 million in more than 5 years are not included within the table above.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2021 included in the our Annual Report on Form 10-K filed with the SEC on March 17, 2022, except as noted below.

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

Interest rate risk

We had cash, cash equivalents, and restricted cash of $114.8 million as of June 30, 2022, which consisted of bank deposits and money market funds. We also had investments of $316.6 million as of June 30, 2022. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations. Additionally, we had the $10.0 million borrowing related to the Loan Agreement in September 2020 with a floating interest rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 9.55%. We are therefore exposed to changes in variable United States interest rates on borrowings under our Loan Agreement. A hypothetical 1% increase in interest rates would not result in a material impact to our business.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and laboratory consumables. We believe that inflation has not had a material effect on our financial statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2022, there were no changes in our internal control over financial reporting that occurred during the six months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number

10.1	Amendment No. 1 to Loan and Security Agreement, by and between Century Therapeutics, Inc. and Hercules Capital, Inc., dated May 13, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: August 11, 2022	By:	/s/ Osvaldo Flores, Ph.D.
Osvaldo Flores, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Michael Diem, M.D.
Michael Diem, M.D.
Chief Business Officer
(Principal Financial Officer)