Form 10-Q
period 2022-09-30
Century Therapeutics, Inc.
filed 2022-11-10
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 58,974,247 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$111,350	$56,445
Short-term investments	244,509	166,434
Escrow deposits, current	346	502
Prepaid expenses and other current assets	5,436	4,773
Total current assets	361,641	228,154

Property and equipment, net	77,938	57,967
Operating lease right-of-use assets	29,488	11,854
Restricted cash	1,979	1,717
Escrow deposits, non-current	—	220
Long-term investments	39,427	135,914
Security deposits	1,278	1,549
Total assets	$511,751	$437,375

Liabilities, convertible preferred stock, and stockholders’ equity

Current liabilities
Accounts payable	$5,685	$7,596
Accrued expenses and other liabilities	8,755	6,040
Deposit liability	860	980
Long-term debt, current	4,036	1,039
Deferred revenue, current	7,571	—
Total current liabilities	26,907	15,655

Operating lease liability, long term	36,594	14,559
Deposit liability, non-current	971	2,020
Deferred revenue, non-current	110,938	—
Long-term debt, net	6,136	8,903
Total liabilities	181,546	41,137

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 58,184,655 and 55,005,523 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6	5
Additional paid-in capital	821,219	785,049
Accumulated deficit	(487,416)	(388,166)
Accumulated other comprehensive loss	(3,604)	(650)
Total stockholders’ equity	330,205	396,238
Total liabilities and stockholders’ equity	$511,751	$437,375

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Collaboration revenue	$2,224	$—	$4,678	$—

Operating expenses
Research and development	25,898	19,545	71,588	53,852
General and administrative	8,064	6,282	23,615	13,058
In-process research and development	-	-	10,000	—
Total operating expenses	33,962	25,827	105,203	66,910

Loss from operations	(31,738)	(25,827)	(100,525)	(66,910)

Interest expense	(373)	(322)	(1,017)	(954)
Other income, net	1,387	140	2,351	234
Total other income (expense)	1,014	(182)	1,334	(720)
Loss before provision for income taxes	(30,724)	(26,009)	(99,191)	(67,630)
Provision for income taxes	(25)	—	(59)
Net loss	$(30,749)	$(26,009)	$(99,250)	$(67,630)

Net loss per common share Basic and Diluted	(0.53)	(0.48)	(1.72)	(2.72)
Weighted average common shares outstanding Basic and Diluted	57,973,541	54,472,650	57,573,406	24,838,250
Other comprehensive loss
Net loss	$(30,749)	$(26,009)	$(99,250)	$(67,630)
Unrealized loss on investments	(165)	(33)	(2,931)	(28)
Foreign currency translation	(5)	(27)	(23)	(32)
Comprehensive loss	$(30,919)	$(26,069)	$(102,204)	$(67,690)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

	Series A		Series B		Series C							Accumulated
	Convertible		Convertible		Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance, December 31, 2021	—	$—	—	$—	—	$—	55,005,523	5	$785,049	$—	$(388,166)	$(650)	$396,238
Issuance of stock to collaboration partner	—	—	—	—	—	—	2,160,760	1	26,812	—	—	—	26,813
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	85,396	—	65	—	—	—	65
Vesting of restricted stock	—	—	—	—	—	—	161,159	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	173,192	—	673	—	—	—	673
Stock based compensation	—	—	—	—	—	—	—	—	2,380	—	—	—	2,380
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(1,986)	(1,986)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	(37,512)	—	(37,512)
Balance, March 31, 2022	—	$—	—	$—	—	$—	57,586,030	$6	$814,979	$—	$(425,679)	$(2,642)	$386,664
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	31,381	—	47	—	—	—	47
Vesting of restricted stock	—	—	—	—	—	—	136,425	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	104,085	—	250	—	—	—	250
Stock based compensation	—	—	—	—	—	—	—	—	2,771	—	—	—	2,771
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(780)	(780)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(30,988)	—	(30,988)
Balance, June 30, 2022	—	$—	—	$—	—	$—	57,857,921	$6	$818,047	$—	$(456,667)	$(3,434)	$357,952
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	86,224	—	138	—	—	—	138
Vesting of restricted stock	—	—	—	—	—	—	136,425	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	104,085	—	248	—	—	—	248
Stock based compensation	—	—	—	—	—	—	—	—	2,786	—	—	—	2,786
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(165)	(165)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(30,749)	—	(30,749)
Balance, September 30, 2022	—	$—	—	$—	—	$—	58,184,655	$6	$821,219	$—	$(487,416)	$(3,604)	$330,205

	Series A		Series B		Series C							Accumulated
	Convertible		Convertible		Convertible				Additional			Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Deficit
Balance, December 31, 2020	35,000,000	$34,922	26,143,790	$144,839	—	$—	7,481,861	$1	$217,832	$(31,900)	$(292,342)	$(3)	$(106,412)
Receipt of subscription receivable	—	—	—	—	—	—	—	—	—	31,900	—	—	31,900
Issuance of Series C preferred stock, net	—	—	—	—	24,721,999	159,628	—	—	—	—	—	—	—
Net assets contributed as result of merger	—	—	—	—	—	—	—	—	1,061	—	—	—	1,061
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	40,790	—	47	—	—	—	47
Vesting of restricted stock	—	—	—	—	—	—	150,799	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	199,083	—	123	—	—	—	123
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	4	4
Stock based compensation	—	—	—	—	—	—	—	—	95	—	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(18,348)	—	(18,348)
Balance, March 31, 2021	35,000,000	$34,922	26,143,790	$144,839	24,721,999	$159,628	7,872,533	$1	$219,158	$—	$(310,690)	$(26)	$(91,557)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance cost	—	—	—	—			12,132,500	1	221,184	—	—	—	221,185
Conversion of convertible preferred stock upon initial public offering	(35,000,000)	(34,922)	(26,143,790)	(144,839)	(24,721,999)	(159,628)	34,126,528	3	339,385	—	—	—	339,388
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	79,796	—	74	—	—	—	74
Vesting of restricted stock	—	—	—	—	—	—	130,463	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	62,271	—	46	—	—		46
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	32	32
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Stock based compensation	—	—	—	—	—	—	—	—	1,711	—	—	—	1,711
Net loss	—	—	—	—	—	—	—	—	—	—	(23,273)	—	(23,273)
Balance, June 30, 2021	—	$—	—	$—	—	$—	54,404,091	$5	$781,558	$—	$(333,963)	$(3)	$447,597
Issuance cost of common stock from initial public offering	—	—	—	—			—	—	217	—	—	—	217
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	6,799	—	9	—	—	—	9
Vesting of restricted stock	—	—	—	—	—	—	148,347	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	—	—	82,143	—	14	—	—		14
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	(33)	(33)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)
Stock based compensation	—	—	—	—	—	—	—	—	1,220	—	—	—	1,220
Net loss	—	—	—	—	—	—	—	—	—	—	(26,009)	—	(26,009)
Balance, September 30, 2021	—	$—	—	$—	—	$—	54,641,380	$5	$783,018	$—	$(359,972)	$(63)	$422,988

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(99,250)	$(67,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,602	2,697
Amortization of deferred financing cost	230	229
Non-cash operating lease expense	1,086	650
Stock based compensation	7,937	3,026
Change in operating assets and liabilities:
Escrow deposit	376	658
Prepaid expenses and other assets	(395)	(2,995)
Operating lease liability	3,194	176
Deferred revenue	118,509	—
Accounts payable	(3,155)	(4,140)
Accrued expenses and other liabilities	2,825	2,678
Net cash provided by (used in) operating activities	36,959	(64,651)

Cash flows from investing activities
Acquisition of property and equipment	(24,336)	(28,249)
Acquisition of fixed maturity securities, available for sale	(203,663)	(288,146)
Sale of fixed maturity securities, available for sale	219,144	38,659
Net cash used in investing activities	(8,855)	(277,736)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	221,402
Proceeds from issuance of common stock	250	130
Proceeds from early exercises of common stock options	—	2,282
Payments on long term debt	—	—
Proceeds from subscription receivable	—	31,900
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	159,628
Cash contributed as a result of merger	—	2,326
Proceeds from sale of common stock to collaboration partner	26,813	—
Net cash provided by financing activities	27,063	417,668

Net increase in cash, cash equivalents, and restricted cash	55,167	75,281

Cash, cash equivalents and restricted cash, beginning of period	58,162	27,728

Cash, cash equivalents and restricted cash, end of period	$113,329	$103,009

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$778	$727
Release of escrow deposit	$520	$523

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock upon initial public offering	$—	$339,388
Purchase of property and equipment, accrued and unpaid	$1,238	$7,700

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

Since inception, the Company has incurred net losses. During the three and nine months ended September 30, 2022, the Company incurred a net loss of $30,749 and $99,250, respectively. During the nine months ended September 30, 2022, the Company generated $36,959 of cash from operations. Cash and cash equivalents and investments were $395,286 at September 30, 2022. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2022, the consolidated statements of operations and comprehensive loss, and consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2022 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of September 30, 2022 and December 31, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of September 30, 2022 and December 31, 2021, the Company had $1,979 and $1,717, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$111,350	$56,445
Restricted cash	1,979	1,717
Cash, cash equivalents, and restricted cash	$113,329	$58,162

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted- average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three and nine months ended September 30, 2022 and 2021.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 17) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At September 30, 2022 and December 31, 2021, there were $1,831 and $3,000, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	September 30, 2022	December 31, 2021
Total shares legally outstanding	58,997,659	56,633,898
Less: unvested early exercised shares	(565,224)	(946,586)
Less: unvested restricted stock	(247,780)	(681,789)
Total shares issued and outstanding	58,184,655	55,005,523

Restricted stock

In 2018, the Company issued 1,704,256 restricted stock awards at a purchase price of $0.03 per share. In 2019, the Company issued 850,312 restricted stock awards at a weighted average purchase price of $0.70 per share. In October 2019, the Company repurchased 298,080 shares at $1.03 per share. In 2021, the Company issued 194,320 restricted stock awards. As of September 30, 2022, the number of restricted stock awards vested were 2,203,028. For accounting purposes, unvested restricted stock awards are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The Company recorded stock-based compensation expense for these awards of $246 and $735, respectively, for the three and nine months ended September 30, 2022, in the statements of operations and comprehensive loss. The Company recorded stock-based compensation expense for these awards of $567 and $695, respectively, for the three and nine months ended September 30, 2021, in the statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Note 4—Asset purchase by Century Therapeutics Canada ULC

On June 9, 2020, Century Canada and the Company entered into an agreement with Empirica, a company focused on the development of adoptive immunotherapies against aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis. Under the terms of the Empirica Agreement, the Company acquired an IPR&D asset. Cash of $4,519 was paid at closing and transaction expenses totaled $203. The Company also deposited $1,506 in escrow (the “Escrow Deposit”). Release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal annual installments over a three-year period related to continuing services by certain Empirica shareholders. In July 2021, the first annual installment of $523 was released from the Escrow Deposit. In June 2022, the second annual installment of $517 was released from the Escrow Deposit. As of September 30, 2022 and December 31, 2021, accrued compensation expense on the promissory note was $120 and $261, which is presented within escrow deposits on the consolidated balance sheets.

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

Note 5—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$106,716	—	—	$106,716
U.S. Treasury	90,016	—	—	90,016
Corporate bonds	—	193,920	—	193,920
Total	$196,732	$193,920	$—	$390,652

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2021, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$52,882	—	—	$52,882
U.S. Treasury	79,752	—	—	79,752
Corporate bonds	—	222,596	—	222,596
Total	$132,634	$222,596	$—	$355,230

There were no transfers between levels during the period ended September 30, 2022. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of September 30, 2022:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$91,913	$—	$(1,897)	$90,016
Corporate bonds	195,548	—	(1,628)	193,920
Total	$287,461	$—	$(3,524)	$283,936

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2021:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$80,052	$—	$(300)	$79,752
Corporate bonds	222,898	—	(302)	222,596
Total	$302,950	$—	$(602)	$302,348

The following table provides the maturities of our fixed maturity available-for-sale securities:

	September 30, 2022	December 31, 2021
Less than one year	$244,509	$166,434
One to five years	39,427	135,914
	$283,936	$302,348

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

Note 6—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	September 30,	December 31,
	2022	2021
Research and development	$354	$210
Insurance	1,824	1,606
Software licenses	2,611	2,033
Reimbursement receivable	364	250
Warranties	283	424
Other	—	250
Total prepaid expenses and other current assets	$5,436	$4,773

Note 7—Property and equipment, net

The following is a summary of property and equipment, net:

	September 30,	December 31,
	2022	2021
Lab equipment	$29,948	$18,114
Leasehold improvements	47,693	8,365
Construction in progress	6,483	32,836
Computer software and equipment	3,127	2,623
Furniture and fixtures	1,541	1,358
Total	88,792	63,296
Less: Accumulated depreciation	(10,854)	(5,329)
Property and equipment, net	$77,938	$57,967

Depreciation expense was $2,774 and $1,044 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $5,602 and $2,697 for the nine months ended September 30, 2022 and 2021, respectively

Note 8—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	September 30,	December 31,
	2022	2021
Payroll and bonuses	$5,185	$4,445
Interest	92	82
Professional and legal fees	2,516	796
Operating lease liability, current	505	615
Other	457	102
Total accrued expenses and other liabilities	$8,755	$6,040

Note 9—Long-term debt

The following is a summary of the Company’s indebtedness:

	September 30, 2022	December 31, 2021
Principal	$10,000	$10,000
Plus: End of term fee	395	395
Less: Debt discount attributable to warrants, net of accretion	(12)	(25)
Less: Unamortized deferred financing cost and end of term fee, net of accretion	(211)	(428)
Long-term debt, net	$10,172	$9,942

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

The Loan Agreement has a four-year term and an interest-only period of up to 30 months. The Company was in compliance with all provisions of the Loan Agreement as of September 30, 2022. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 9.55%. The interest rate as of September 30, 2022 was 12.55%.

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

Interest expense of the Loan Agreement is as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$296	$245	$787	$725
Amortization of debt issuance costs, including end of term fee accretion	77	77	230	229
	$373	$322	$1,017	$954

Included in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021 was $92 and $82 of accrued interest, respectively.

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

At September 30, 2022, the total transaction price of $123,187 is allocated to the performance obligations based on their estimated standalone selling price. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2022:

Performance obligations:	Transaction price	Cumulative collaboration revenue recognized	Deferred collaboration revenue
Option rights	$109,045	$-	$109,045
Research and development services	14,142	(4,678)	9,464
Total	123,187	(4,678)	118,509
Less current portion of deferred revenue	-	-	(7,571)
Total long-term deferred revenue	$123,187	$(4,678)	$110,938

As a direct result of the execution of the Collaboration Agreement, the Company incurred $10,000 in fees to amend the FCDI agreement to gain access to the territory rights of Japan. This is recorded as in-process research and development expenses in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022.

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

The Company had $36 within accrued expenses and other liabilities as of December 31, 2021, in its consolidated balance sheets related to the Master Service Agreement.

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

Note 13—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $1,278 and $1,549 within security deposits in its consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease expense:
Fixed lease cost	$1,795	$597	$3,298	$1,659
Variable lease cost	303	119	840	557
Short term lease expense	602	653	1,971	1,963
Total operating lease expense	$2,700	$1,369	$6,109	$4,179

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		September 30,	December 31,
	Location in Balance Sheet	2022	2021

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$29,488	$11,854
Operating lease liability, current	Accrued expenses and other liabilities	505	615
Operating lease liability, long-term	Operating lease liability, long-term	36,594	14,559
Total operating lease liability		$37,099	$15,174

The following table reflects supplement lease term and discount rate information related to leases:

	As of September 30, 2022	As of December 31, 2021
Weighted-average remaining lease terms - operating leases	9.63 years	7.99 years
Weighted-average discount rate - operating leases	9.0%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,560	$176
Right-of-use assets obtained in exchange for lease obligations:	$18,740	$3,295

The following table reflects future minimum lease payments under noncancelable leases as of September 30, 2022:

Operating Leases
2022	$828
2023	5,239
2024	8,521
2025	8,692
2026	8,833
Thereafter	63,063
Total lease payments	95,176
Less: Imputed interest	(49,792)
Less: Tenant incentive receivable	(8,285)
Total	$37,099

Note 14—Income taxes

During the nine months ended September 30, 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items. During the nine months ended September 30, 2022, the Company recorded a tax provision of less than $100, related to its income tax obligations of its operating company in Canada.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate (“AETR”), adjusted for the effect of discrete items arising in that quarter. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter. For the nine months ended September 30, 2022, the Company excluded the U.S. from the calculation of the AETR as the Company anticipates an ordinary loss in these jurisdictions for which no tax benefit can be recognized.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of September 30, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets in the U.S.

Note 15—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(30,749)	$(26,009)	$(99,250)	$(67,630)

Denominator
Weighted-average common shares for basic and diluted net loss per share	57,973,541	54,472,650	57,573,406	24,838,250

Basic and diluted net loss per common share	$(0.53)	$(0.48)	$(1.72)	$(2.72)

The Company’s potentially dilutive securities, which include restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted- average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the nine months ended September 30, 2022 and 2021 because including them would have had an anti-dilutive effect.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Stock options to purchase common stock	7,724,059	5,706,130
Early exercised stock options subject to future vesting	565,224	1,079,794
Restricted stock award subject to future vesting	247,780	818,214
Warrants	32,009	32,009
Total	8,569,072	7,636,147

Note 16—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $249 and $88 for the three months ended September 30, 2022 and 2021, respectively, and $644 and $449 for the nine months ended September 30, 2022 and 2021 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards. For the three months ended September 30, 2022, the Company recognized $2,786 of stock-based compensation expense of which $1,419 was general and administrative expense and $1,367 was research and development expenses recorded within the consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2022, the Company recognized $7,937 of stock-based compensation expense of which $3,728 was general and administrative expense and $4,209 was research and development expenses recorded within the consolidated statement of operations and comprehensive loss.

Stock Options

The following table summarizes stock option activity for the nine month period ended September 30, 2022:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2022	5,678,604	$5.36	8.35	$11,595
Granted	2,417,782	12.55	—	—
Exercised - vested	(203,001)	1.24	—	—
Forfeited	(169,326)	6.30	—	—
Outstanding, September 30, 2022	7,724,059	$7.63	8.04	$28,307
Exercisable at September 30, 2022	3,186,663	$3.93	7.51	$17,362

The weighted average grant date fair value of awards for options granted during the nine months ended September 30, 2022 was $8.22. As of September 30, 2022, there was $28,936 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.75 years.

During 2020, the Company issued 213,624 performance-based awards, respectively, that vest upon contingent events. The performance condition for these awards were achieved as of September 30, 2021. As a result, the Company recorded compensation expense related to the performance-based awards of $227 in 2021.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

September 30, 2022
Expected dividend rate	—
Expected option term (years)	6.07
Expected volatility	73.47%
Risk-free interest rate	1.95%

Restricted Stock

The following table summarizes restricted stock activity as of September 30, 2022 and December 31, 2021:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2021	681,789	$4.20
Granted	—	—
Vested	(434,009)	1.80
Total Unvested September 30, 2022	247,780	$8.41

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

As of September 30, 2022, there was $2,063 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.38 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

As part of the merger, the Company assumed a deposit liability from Prior Century. Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $1,831 was recorded as a deposit liability on the Company’s balance sheet as of September 30, 2022.

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

FCDI Collaboration Agreement

In October 2019, the Company entered into the Master Collaboration Agreement with FCDI, whereby FCDI will provide certain services to the Company to develop and manufacture iPSCs and immune cells derived therefrom. FCDI will provide services in accordance with the approved research plan and related research budget. The initial research plan covers the period from October 2019 through March 31, 2022. On July 29, 2022 the Company amended it’s Master Collaboration Agreement to extend the term through September 30, 2025.

During the three and nine months ended September 30, 2022, the Company made payments of $866 and $6,717 and incurred research and development expenses of $280 and $4,117 and legal fees of $21 and $112, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of September 30, 2022, there was $721 in accrued expenses related to this agreement on the consolidated balance sheets. As of December 31, 2021, there was $2,375 in accounts payable on the consolidated balance sheets.

During the three and nine months ended September 30, 2021, the Company made payments of $3,496 and $11,280 and incurred research and development expenses of $3,803 and $10,966, and legal fees of $14 and $70, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

Consulting Arrangements with Shareholders of Equity Method Investor

In 2019, the Company entered into arrangements with two shareholders of the Company, wherein the shareholders provide consulting services to the Company. As compensation for the consulting services, the shareholders are entitled to an annual retainer fee of $125 payable quarterly, along with payment of reasonable expenses associated with providing the consulting services. The Company incurred $19 and $57 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022, respectively. The Company incurred $0 and $56 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021, respectively. As of September, 2022 and December 31, 2021, there was $18 in accrued expenses related to this agreement on the consolidated balance sheets.

Note 19—Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $487.4 million as of September 30, 2022. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and general and administrative costs associated with our operations. Included in our accumulated deficit, as noted above, is a non-cash expense of $225.9 million related to the fair value of the in-process research and development of Prior Century.

In August 2022, the FDA notified us that our ELiPSE-1 clinical study may proceed to assess CNTY-101 in patients with relapsed or refractory CD19 positive B-cell malignancies. The phase 1 trial, ELiPSE-1, is intended to assess the safety, tolerability, pharmacokinetics and preliminary efficacy of CNTY-101 in patients with relapsed or refractory CD19-positive B-cell malignancies. We anticipate initiation of the phase 1 trial imminently.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering cost of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and have not generated any revenues. Since our inception, we have raised approximately $591 million in net proceeds from sales of our equity securities. As of September 30, 2022, we had cash and cash equivalents of $111.4 million and investments of $283.9 million. Based on our current business plans, we believe, our cash, cash equivalents and investments as of September 30, 2022, will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	advance the clinical development of CNTY-101;
●	continue preclinical development of, and initiate clinical development of CNTY-103, CNTY-102 and our other product candidates;
●	seek to discover and develop additional product candidates;
●	establish and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our other product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company; and
●	increase our employee headcount and related expenses to support these activities.

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

The global COVID-19 pandemic continues to evolve rapidly, and we will continue to monitor it closely. The extent of the impact of the COVID-19 pandemic on our business, operations, and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak, including as a result of the emergence of new variants of COVID-19, and its impact on our clinical trial enrollment, trial sites, CROs, contract manufacturing organizations, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. In the early stages of the COVID-19 pandemic, we experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. The ongoing pandemic has led to the implementation of various responses, including travel restrictions, mask mandates, social distancing requirements and other public health safety measures. Although many countries have re-opened, rises in new cases, including as the result of newly identified COVID-19 variants, have caused certain countries, states, and localities to re-initiate restrictions. In response, and in compliance with rapidly changing local and state regulations, we have implemented a mandatory vaccination policy for all employees and have taken other precautionary measures, including testing of any employees displaying symptoms of COVID-19. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the overall vaccination rate in the United States may have not reached the level required for herd immunity. Certain variants of COVID-19 have proven to be more easily spread than earlier variants. The incomplete vaccination rate, and the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. We will continue to actively monitor the situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The extent to which the ongoing pandemic may affect our preclinical studies, clinical trials, supply chain, labor force, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Bristol-Myers Squibb

On January 7, 2022, we entered into the Research, Collaboration and License Agreement, with Bristol-Myers Squibb, or the Collaboration Agreement, to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors, or the Collaboration Program, and each product candidate, a Development Candidate. We and Bristol-Myers Squibb will initially collaborate on two Collaboration Programs focused on acute myeloid leukemia, or AML, and multiple myeloma, or MM, and Bristol-Myers Squibb has the option to add up to two additional Collaboration Programs for an additional fee. We are responsible for generating Development Candidates for each Collaboration Program, and Bristol-Myers Squibb has the option to elect to exclusively license the Development Candidates for pre-clinical development, clinical development and commercialization on a worldwide basis, or the License Option. Following Bristol-Myers Squibb’s exercise of the License Option, we will be responsible for performing IND-enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND, and manufacturing of clinical supplies until completion of a proof of concept clinical trial. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof of concept clinical trial) and commercialization activities for such Development Candidates worldwide. We have the option to co-promote Development Candidates generated from certain specified Collaboration Programs.

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

On October 21, 2019, we entered into the FCDI Collaboration Agreement with FCDI, whereby FCDI provides certain services to us to develop and manufacture iPSCs and immune cells derived therefrom. Under the terms of the FCDI Collaboration Agreement, as amended, FCDI will provide services in accordance with the approved research plan and related research budget. The initial research plan covers the period from the date of execution of the FCDI Collaboration Agreement through March 31, 2022. On July 29, 2022, we amended the FCDI Collaboration Agreement to extend the term through September 30, 2025.

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

During the three and nine months ended September 30, 2022, the Company made payments of $0.8 million and $6.7 million and incurred research and development expenses of $0.3 million and $4.1 million and legal fees of $21 thousand and $112 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2021, the Company made payments of $3.5 million and $11.3 million and incurred research and development expenses of $3.8 million and $10.9 million, and legal fees of $14 thousand and $70 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

From inception of the FCDI Collaboration Agreement through September 30, 2022, we incurred $35.1 million of expenses under the FCDI Collaboration Agreement.

Empirica acquisition

On June 9, 2020, we acquired certain assets of Empirica Therapeutics, or Empirica, a privately-held early-stage biotechnology company focused on the development of adoptive immunotherapies against the most aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis for a total purchase price of $4.7 million.

The transaction was accounted for as an asset acquisition of IPR&D. Total consideration in the acquisition was $4.7 million, consisting of cash consideration of $4.5 million and transaction expenses of $0.2 million. In addition to the purchase price, $1.5 million was deposited in escrow, or the Escrow Deposit, whereby release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal installments over a three-year period related to continuing services by former Empirica shareholders who are employed by the Company. In July 2021, the first annual installment of $523 was released from escrow. In June 2022, the second annual installment of $517 was release from escrow. The Escrow Deposit is recognized as an asset and the promissory note is post- acquisition compensation expense, which will be accrued over the term of the promissory note. We recorded $0.6 million compensation in research and development expense for nine months ended September 30, 2022. For further details regarding this acquisition, see Note 4 to our unaudited consolidated financial statements.

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

Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase for the foreseeable future as we expand our research and development efforts including expanding the capabilities of our iPSC cell therapy platforms, identifying product candidates, progressing preclinical studies and clinical trials, including for our first clinical product candidate CNTY-101, seeking regulatory approval of our product candidates, and incurring costs to acquire and license technologies aligned with our goal of translating iPSCs to therapies. A change in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates.

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

Income taxes

Until February 25, 2021, we were organized as a limited liability company, which is considered a passthrough entity for federal and state income tax purposes. Subsequent to the conversion of the LLC Entity to a C-Corp on February 25, 2021, we have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. As of September 30, 2022, the Company recorded $59 thousand in provisions for income taxes related to its subsidiary Century Therapeutics Canada ULC in the accompanying consolidated financial statements. There were no provisions or benefit for income taxes in 2021.

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021	Change

	(in thousands)
Collaboration revenue	$2,224	$—	$2,224
Operating expenses:
Research and development	25,898	19,545	6,353
General and administrative	8,064	6,282	1,782
Total operating expenses	33,962	25,827	8,135
Loss from operations	(31,738)	(25,827)	(5,911)
Interest expense	(373)	(322)	(51)
Other income, net	1,387	140	1,247
Provision for income taxes	(25)	—	(25)
Net loss	$(30,749)	$(26,009)	$(4,740)

Collaboration revenue

During the three months ended September 30, 2022, we recognized revenue of $2.2 million under our collaboration agreement with Bristol-Myers Squibb. There was no collaboration revenue recognized during the three months ended September 30, 2021.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021	Change

	(in thousands)
Personnel and related costs	$11,205	$6,022	$5,183
Facility and other allocated costs	5,272	2,082	3,190
Research and laboratory	8,236	6,286	1,950
Collaborations	388	3,803	(3,415)
Consulting	503	899	(396)
Other	294	453	(159)
Total research and development expense	$25,898	$19,545	$6,353

Research and development expenses were $25.9 million and $19.5 million for the three months ended September 30, 2022 and 2021. The increase of $6.4 million was primarily due to:

●	an increase in personnel-related expenses of $5.2 million, including an increase of stock-based compensation of $0.6 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $3.2 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $2.0 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;
●	a decrease of $3.4 million related to our collaboration with FCDI. The decline was due to less in process development work in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us.

General and administrative expenses

General and administrative expenses were $8.1 million for the three months ended September 30, 2022 and $6.3 million for three months ended September 30, 2021. The increase of $1.8 million was primarily due to increased personnel-related expenses of $1.0 million, and an increase of stock-based compensation of $0.6 million and other expenses of $0.5 million, primarily attributable to an increase in headcount to build our infrastructure, increased information technology and facility costs, including rent, of $0.4 million, partially offset by a decrease in directors’ and officers’ insurance expense of $0.2 million, and decrease in professional fees of $0.6 million.

Interest expense

Interest expense was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, which related to our Loan Agreement with Hercules.

Other income, net

Other income, net consisted of interest income was $1.4 million for the three months ended September 30, 2022 and $140 thousand for the three months ended September 30, 2021, which included interest earned on our cash, cash equivalents, and investment balances.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	Change

	(in thousands)
Collaboration revenue	$4,678	$—	$4,678
Operating expenses:
Research and development	71,588	53,852	17,736
General and administrative	23,615	13,058	10,557
Write off of in-process research and development asset	10,000	—	10,000
Total operating expenses	105,203	66,910	38,293
Loss from operations	(100,525)	(66,910)	(33,615)
Other income (expense):
Interest expense	(1,017)	(954)	(63)
Other income, net	2,351	234	2,117
Total other income (expense)	1,334	(720)	2,054
Loss before provision for income taxes	(99,191)	(67,630)	(31,561)
Provision for income taxes	(59)	—	(59)
Net loss	$(99,250)	$(67,630)	$(31,620)

Collaboration revenue

During the nine months ended September 30, 2022, we recognized revenue of $4.7 million under our collaboration agreement with Bristol-Myers Squibb. There was no collaboration revenue recognized during the nine months ended September 30, 2021.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	Change

	(in thousands)
Personnel and related costs	$31,842	$16,963	$14,879
Facility and other allocated costs	11,170	6,199	4,971
Research and laboratory	20,341	16,045	4,296
Collaborations	5,343	10,966	(5,623)
Consulting	2,239	2,119	120
Other	653	1,560	(907)
Total research and development expense	$71,588	$53,852	$17,736

Research and development expenses were $71.6 million and $53.9 million for the nine months ended September 30, 2022 and 2021. The increase of $17.7 million was primarily due to:

●	an increase in personnel-related expenses of $14.9 million, including an increase of stock-based compensation of $1.4 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $5.0 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;

●	an increase of $4.3 million in research and laboratory costs, including laboratory supplies, preclinical studies, and other external research expenses;
●	a decrease of $5.6 million related to our collaboration with FCDI. The decline was due to less in process development work in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us.

General and administrative expenses

General and administrative expenses were $23.6 million for the nine months ended September 30, 2022 and $13.1 million for nine months ended September 30, 2021. The increase of $10.6 million was primarily due to increased personnel-related expenses of $3.3 million, and an increase of stock-based compensation of $2.3 million, primarily attributable to an increase in headcount to build our infrastructure, increased directors’ and officers’ insurance expense of $1.0 million, and increased professional fees of $0.2 million relating to accounting, audit and legal services as well as costs associated with ongoing business activities and operating as a public company, and increased information technology and facility costs, including rent, of $2.2 million.

In-process research and development

In-process research and development expenses was $10 million for the nine months ended September 30, 2022. As a direct result of the execution of the Collaboration Agreement with Bristol-Myers Squibb, the Company incurred $10 million in fees to amend the FCDI agreement to gain access to the territory rights of Japan. See Note 11 to our consolidated financial statements. There was no in-process research and development expenses for the nine months ended September 30, 2021.

Interest expense

Interest expense was $1.0 million for the nine months ended September 30, 2022 and 2021, which related to our Loan Agreement with Hercules.

Other income, net

Other income, net consisted of interest income was $2.4 million for the nine months ended September 30, 2022 and $94 thousand for the nine months ended September 30, 2021, which included interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $591 million in net proceeds from the sales of our equity securities. As of September 30, 2022, we had cash, and cash equivalents of $111.4 million and investments of $283.9 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2025. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $487.4 million as of September 30, 2022. As further described in Note 3 of our consolidated financial statements, we obtained a cash capital commitment from Bayer totaling $215 million, from which net proceeds of $74.8 million were received in June 2019, $38.1 million were received in November 2020 and $31.9 million were received in January 2021. The commitment agreement terminated in connection with the Series C Financing, and Bayer has no continuing obligation to invest any additional amounts thereunder. As further described in Note 9 of our consolidated financial statements, we entered into a Loan Agreement with Hercules, pursuant to which net proceeds of $9.6 million were received by us in September 2020. As further described in Note 10 of our consolidated financial statements, in February 2021, we sold 24,721,999 shares of our Series C preferred stock to certain institutional investors for net proceeds of approximately $159.6 million. Upon the closing of our IPO, the Series C preferred stock automatically converted into 9,825,513 shares of common stock. On June 22, 2021, we closed our IPO in which we issued and sold 12,132,500 shares of our common stock at a public offering price of $20.00 per share. We received net proceeds of $221.2 million after deducting underwriting discounts and commissions and other expenses. As described in Note 11, in January 2022 we entered into a Collaboration Agreement with Bristol-Myers Squibb resulting in an upfront payment of $100 million. In connection with the Collaboration Agreement, Bristol-Myers Squibb also purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50 million.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021

Net cash provided by (used in):
Operating activities	$36,959	$(64,651)
Investing activities	(8,855)	(277,736)
Financing activities	27,063	417,668
Net increase in cash, cash equivalents, and restricted cash	$55,167	$75,281

Operating activities

Net cash provided by (used in) operating activities was $36.9 million and ($64.7) million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by operating activities during the nine months ended September 30, 2022 consisted primarily of our deferred revenue of $118.5 million from our collaboration agreement with Bristol-Myers Squibb, and non-cash charges of $14.8 million. The non-cash charges of $14.8 million consisted primarily of $5.6 million for depreciation expense, non-cash stock-based compensation expense of $7.9 million, and non-cash operating lease expense of $1.1 million. This increase was partially offset by our net loss of $99.3 million and net cash outflows from decreases in our accounts payable of $3.2 million.

Net cash used in operating activities during the nine months ended September 30, 2021 consisted primarily of our net loss of $67.6 million and net cash outflows from decreases in our accounts payable of $4.1 million, increases in our prepaid expenses and other assets of $3.0 million, partially offset by increases in our accrued expenses and other liabilities of $2.7 million, and non-cash charges of $6.6 million. The non-cash charges of $6.6 million consisted primarily of $2.7 million for depreciation expense, non-cash stock-based compensation expense of $3.0 million, and non-cash operating lease expense of $0.7 million.

Investing activities

Net cash used in investing activities was $8.8 million and $277.7 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of purchases of property and equipment of $24.3 million, partially offset by the net sale of fixed maturity securities of $15.5 million.

Net cash used in investing activities for the nine months ended September 30, 2021 consisted primarily of net purchases of fixed maturity securities of $249.5 million, and purchases of property and equipment of $28.2 million.

Financing activities

Net cash provided by financing activities was $27.1 million, and $417.7 million for the nine months ended September 30, 2022 and 2021, respectively. Cash provided by financing activities consisted primarily of net proceeds of $26.8 million from Bristol-Myers Squibb for the purchase of our common stock, and cash of $0.3 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Cash provided by financing activities was $417.7 million for the nine months ended September 30, 2021 and consisted primarily of net proceeds from initial public offering of $221.4 million, net proceeds from collection of subscription receivable of $31.9 million and from sale of our Series C preferred shares of $159.6 million which upon initial public offering were converted to common stock, and cash of $2.3 million resulting from Prior Century merging with and into us.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2022:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$828	$13,760	$17,525	$63,063	$95,176
Long-term debt	4,036	6,359	—	—	10,395
Interest on long-term debt (1)	524	923	—	—	1,447

(1) Reflects minimum interest payable under the Loan Agreement. Payment herein subject to variable rate debt have been estimated.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of September 30, 2022 are contingent upon future events such as our achievement of pre- specified development, regulatory, and commercial milestones, or royalties on net product sales. As of September 30, 2022, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations.

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

JOBS Act accounting election

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. As such, we may take advantage of reduced disclosure and other requirements otherwise generally applicable to public companies, including:

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

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2021 included in the our Annual Report on Form 10-K filed with the SEC on March 17, 2022, except as noted below.

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

Interest rate risk

We had cash, cash equivalents, and restricted cash of $111.4 million as of September 30, 2022, which consisted of bank deposits and money market funds. We also had investments of $283.9 million as of September 30, 2022. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations. Additionally, we had the $10.0 million borrowing related to the Loan Agreement in September 2020 with a floating interest rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 9.55%. We are therefore exposed to changes in variable United States interest rates on borrowings under our Loan Agreement. A hypothetical 1% increase in interest rates would not result in a material impact to our business.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and laboratory consumables. We believe that inflation has not had a material effect on our financial statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the nine months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number

10.1#	Amendment No. 4 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated July 29, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

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

#

Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and the registrant customarily and actually treats it as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Osvaldo Flores, Ph.D.
Osvaldo Flores, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Michael Diem, M.D.
Michael Diem, M.D.
Chief Business Officer
(Principal Financial Officer)