Form 10-K
period 2022-12-31
Century Therapeutics, Inc.
filed 2023-03-16
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $368,259,418 as of June 30, 2022.

As of February 28, 2023, the registrant had 59,170,590 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical and early clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the extent to which the COVID-19 pandemic, or any other pandemic or global health crises may impact our business, including development activities, preclinical studies, clinical trials, supply chain and labor force;
●	our dependence on the success of our lead product candidate, CNTY-101;
●	the novelty of our approach to immuno-oncology treatment of cancer, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;

●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;
●	our reliance on the maintenance of our collaborative relationship with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, in connection with the furtherance of our collaboration programs;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	developments relating to our competitors and our industry;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, geopolitical tensions or the outbreak of hostilities or war; and
●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk factors” in this Annual Report on Form 10-K.

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

The key elements of our approach include:

Our efficient precision gene editing technology:

We have developed highly efficient gene engineering processes to generate our product candidates. Our first product candidate, CNTY-101, has six CRISPR-mediated homologous recombination and repair edits, and we plan to incorporate additional edits in our future product candidates. We are currently using the CRISPR-MAD7 nuclease to enable precise editing of the iPSC genome, and have developed proprietary applications of the CRISPR-MAD7 technology to genetically modify iPSCs by simultaneously removing target genes or adding transgenes (which is commonly known as knocking-out and knocking-in, respectively) of interest at precise genetic loci. Our approach is designed to preserve genome integrity and achieves more predictable and consistent transgene expression as compared to approaches driven by viruses or transposable segments called transposons, which result in varied gene copy number and random integration events that risk mutations, namely insertional mutagenesis.

Our proprietary Allo-EvasionTM technology:

We are leveraging our Allo-EvasionTM technology to design cells capable of evading identification and destruction by the host (patient) immune system. We believe this technology may permit dosing in patients with limited or no immune preconditioning regimens. The reduction in allogeneic immune-reactivity enabled by our use of this technology, which is designed to prevent rejection by the patient’s immune system may allow repeat dosing of our CAR-modified cell therapies, and sustain therapeutic efficacy over a long period of time.

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

Common engineered iPSC progenitor accelerates new product candidate generation:

With other cell therapy platforms generated from cells with limited replicative capacity, the creation of a new product candidate requires starting over with each of the gene engineering steps having to be incorporated into the product. This is not only time and resource intensive; it also makes it more difficult to predict functionality and safety profile based upon products that may have been clinically tested in earlier programs. In contrast, all of our iPSC- derived product candidates include a set of shared core features intended to increase their functionality, safety, and persistence. We integrate these core features into common engineered iPSC progenitors, which have several advantages:

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

We received a study may proceed notification from the U.S. Food and Drug Administration, or the FDA, for our lead product candidate CNTY-101, a CAR-iNK product candidate targeting CD19 for lymphoma, in August 2022. We initiated the Phase 1 ELiPSE-1 trial in CD19+ B-cell lymphomas and began dosing patients in February 2023. Our second product candidate, CNTY-102, is a bi-specific CD19 + CD22 CAR - iT product candidate targeting lymphoma. Our newest product candidate, CNTY-107, is a Nectin-4 CAR - iT targeted product candidate for Nectin-4 positive solid tumors.

In January 2023, we announced a strategic internal portfolio prioritization through which, among other discovery efforts, CNTY-103, a CAR-iNK product targeting CD133 and a discovery program for hematological malignancies, were de-prioritized, allowing us to further prioritize our CNTY-102 and CNTY-107 product candidates, which we believe have a higher probability of technical success and greater market potential. As a result of the operational restructuring, lab operations in Seattle and Hamilton have been closed and research activities have been consolidated in Philadelphia.

In January 2022, we entered into a strategic collaboration with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, to develop and commercialize up to four iNK or iT programs for hematological malignancies and solid tumors. The collaboration includes our fourth candidate, CNTY-104, a multi-specific collaboration program targeting acute myeloid leukemia, or AML, and CNTY-106, a multi-specific collaboration program for multiple myeloma. As there are disease settings which will favor iNK or iT products, we are actively investigating both iNK and iT cell platforms for CNTY-104 and CNTY-106, as either may have preferential clinical features.

We are also advancing an earlier discovery stage pipeline with novel CARs and binders against multiple solid and hematological tumor targets using our iNK and iT cell therapy platforms. We believe that the therapeutics we discover and develop, if approved, will have a significant impact on the quality of life of patients suffering from devastating malignancies. Our approach to developing therapies for life-threatening cancers of highly unmet medical need potentially presents an opportunity to efficiently advance our product candidates through clinical development, regulatory approval and ultimately to commercialization.

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

Our pipeline

We are assembling a portfolio of allogeneic iNK and iT cell therapy product candidates across solid tumor and hematological malignancies. This pipeline is comprised of cell therapies that will address diseases where we believe current therapies are inadequate. All product candidates incorporate our proprietary Allo-EvasionTM technology to avoid host rejection and potentially increase the durability of clinical responses. We received a safe to proceed notification from the FDA for our first product candidate, CNTY-101 for the treatment of CD19+ B-cell malignancies in August 2022. In February 2023, we announced that we started dosing patients in the first-in-human Phase 1 ELiPSE-1 trial evaluating CNTY-101 in relapsed or refractory CD19 positive B-cell lymphomas.

Our second product candidate, CNTY-102, is designed to further improve B-cell malignancy treatment by simultaneously targeting CD19 and a second antigen. Our newest product candidate, CNTY-107 is a Nectin-4 targeted product for Nectin-4+ tumors. In collaboration with Bristol Myers Squibb, we are developing CNTY-104 to treat AML. We are also developing CNTY-106 in collaboration with Bristol-Myers Squibb for multiple myeloma.

Our development programs consist of the product candidates illustrated in the pipeline chart below:

(1)	We are party to an option agreement with Bayer HealthCare LLC, or Bayer, pursuant to which Bayer was granted certain bidding rights relating to the potential transfer of rights with respect to certain product candidates being researched and developed by us which are comprised of iNK cells, macrophages or dendritic cells, and any other product candidate comprised of iNK cells that we develop in the future. CNTY-101 is no longer included in the agreement. Bayer’s rights under the option agreement are subject to important limitations. See “—Licensing, partnership and collaboration— Bayer HealthCare LLC—Option Agreement” for more information.
(2)	We entered a collaboration with Bristol-Myers Squibb to develop and commercialize up to four iNK or iT product candidates, including CNTY-104 and CNTY-106. See – Licensing, partnership and collaboration – Bristol-Myers Squibb for more information.

CNTY-101: Our CAR-iNK product candidate targeting CD19 for relapsed, refractory B-cell lymphoma.

Our lead product candidate, CNTY-101, is an allogeneic, iPSC-derived CAR-iNK cell therapy that has been engineered to express CD19 CAR, soluble IL-15, an EGFR safety switch, and also contains gene edits needed to incorporate Allo-EvasionTM technology. We are currently dosing patients in the Phase 1 trial for CNTY-101, ELiPSE-1.

CNTY-102: Our CAR-iT product candidate targeting CD19 + CD22 for relapsed, refractory B-cell lymphoma and other B-cell malignancies.

The Company has selected targets for CNTY-102, a CAR-iT product candidate, against CD19 and CD22 for relapsed, refractory B-cell lymphoma and other B-cell malignancies. CNTY-102 will simultaneously target CD19 and CD22, intended to increase depth and durability of response by eliminating the effect of CD19 antigen loss that has been observed as a factor limiting treatment durability, as well as targeting CD22, an independently regulated, ubiquitous and validated B-cell target. We have elected to develop CNTY-102 on our gamma delta iT platform.

CNTY-107: CAR- iT product candidate for the treatment of solid tumors expressing Nectin-4

CNTY-107 is an iPSC-derived Nectin-4 CAR gamma delta T-cell therapy product candidate that will be engineered with multiple features to provide several mechanisms for tumor killing. The product candidate will include core Allo-Evasion™ edits and other features designed to provide cytokine support, enhance tumor cell killing and cell fitness.

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

Discovery platform.

In addition to our named programs, we are actively engaged in a number of earlier stage discovery programs where we believe our iPSC-derived allogeneic cell therapy platform may provide differentiated therapeutic benefits. These discovery stage initiatives are focused on several solid tumor indications including renal cell carcinoma and other indications. For these and other indications, we plan to use multispecific CARs and explore the use of both iNK and iT cells to identify the best cell platform to build the product candidate. We continue to advance our gamma delta and alpha beta iT cell platforms for our future T cell based candidates.

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

Our use of iPSCs provide us with differentiated advantages in product development and manufacturing

Our strategy

Our vision is to be a leader in the treatment of both solid tumor and hematological malignancies that address unmet medical needs by developing innovative allogeneic cell therapy products derived from our proprietary technologies. We are initially focused on advancing the research, clinical development and commercialization of tumor-targeted iNK and iT cell therapeutics. We believe that our iPSC-derived allogeneic cell therapy platforms have the potential to overcome the limitations of existing therapies, lower manufacturing costs and improve patient outcomes. To deliver on our mission, we intend to:

•	Build a leading cell therapy company leveraging our comprehensive iPSC-derived allogeneic cell therapy platforms designed to overcome the limitations of existing cancer therapies. We have created comprehensive allogeneic cell therapy platforms that include industry-leading iPSC differentiation know- how, CRISPR-mediated precision gene editing, sophisticated protein engineering capabilities, proprietary Allo-EvasionTM technology, and cutting-edge manufacturing capabilities. We believe the incorporation of these elements into our platforms affords us numerous advantages over autologous and donor-derived differentiated T, NK and other cell therapies, and may eliminate many of the challenges inherent in these other cell therapy modalities.
•	Maximize the potential to treat a broad range of cancers by exploiting the distinct biologies of both NK and T cells. We are initially developing our CAR-iNK and CAR-iT cell therapy platforms for multiple indications including lymphoma, Nectin-4 positive tumors, acute myeloid leukemia, multiple myeloma and other solid tumor and hematological malignancies. We anticipate each platform will have a distinct biology that influences its function, and accordingly, the disease settings in which it is best suited for development. We view this dual development strategy as an opportunity to maximize the potential benefits of each platform and its associated immune cell. In the future, we may develop regimens that simultaneously incorporate both CAR-iNK and CAR-iT cells in the treatment of individual patients.
•	Leverage our Allo-EvasionTM technology across our product platform to avoid host rejection and enable repeat dosing. Central to the potential clinical performance of our iPSC-derived cell therapies is our novel and proprietary Allo-EvasionTM technology, which we intend to implement across our entire product platform. This proprietary technology allows us to engineer cells designed to avoid recognition and rejection by the host immune system. Furthermore, it enables repeat dosing, which we believe will enable us to immediately reinforce the immunological line of defense as cells dosed previously succumb to immune exhaustion and provide our cell therapies the benefit of enhanced durability and persistence. We believe this may reduce or possibly eliminate the need for immune preconditioning regimens, and enhance the recruitment of host immune cells to participate in the anti-tumor response. We believe these advantages could enable the implementation of more flexible and effective dosing protocols for our off-the-shelf product candidates, which we anticipate will increase physician and patient access.
•	Exploit serial gene editing of iPSCs to create product candidates with enhanced functionalities and fit for purpose product characteristics. We utilize CRISPR-mediated precision gene editing that allows us to incorporate multiple transgenes and knock-outs to achieve precise genetic modifications at defined locations in the iPSC genome. Our lead clinical product candidate, CNTY-101, incorporates six gene edits, which we believe are essential attributes necessary for meaningful clinical performance, including a CAR to mediate tumor recognition and killing, features to evade immune rejection and a safety switch to enable product elimination if ever necessary. We believe this initial set of gene edits will form the foundation for follow-on product candidate development. Additionally, we believe our investment in our gene editing technology will allow us to expand upon our current capabilities and integrate further fit for purpose gene edits intended to enhance clinical performance of our future product candidates.

•	Leverage our own manufacturing infrastructure, product and process understanding, and scale-up technologies to minimize manufacturing risk. We are strategically investing in manufacturing across all aspects of the value chain to become leaders in the industry. We have built internal manufacturing facilities, including our Branchburg, New Jersey Current Good Manufacturing Practices, or cGMP, plant, that we believe will enable us to learn and iterate more rapidly and increase control of development timelines for expedited development of high-quality product candidates. We are in the process of tech transferring the first product into our cGMP facility for the purpose of producing and releasing it, as well as future products, from this facility for clinical trials. We will continue to invest in process and analytical development capabilities and closely study our cell process parameters that affect product quality. Furthermore, we intend to establish expertise in scale-up technologies designed to enable optimal manufacturing scale, which we believe will reduce cost of goods and improve patient access.

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

Evolution of targeted cell therapies in cancer

Advantages of iPSC vs. donor-derived approaches

An iPSC is a type of stem cell that can be generated directly from a functionally differentiated somatic cell such as a blood cell, skin cell or bone cell. IPSC-derived cell products offer what we believe are significant technical and manufacturing advantages compared to both autologous and other allogeneic approaches. IPSC cells can propagate indefinitely and can act as a progenitor cell for other cell types, including the different types of immune cells. Our iPSC technology allows us to reprogram differentiated cells to become iPSCs and to then differentiate the iPSCs to generate different immune cell types including NK cells and T cells. We believe some of the advantages offered by iPSCs are:

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

Our rationale for developing both iNK and iT allogeneic cell therapy platforms

We are initially focusing on two immune effector cell platforms, CAR-iNK and CAR-iT. We anticipate each platform will have a distinct biology that influences its function, and accordingly, the disease settings in which it is best suited for development. We view this dual development strategy as an opportunity to maximize the potential benefits of each platform and its associated immune cell. In the future, we may develop therapies that simultaneously incorporate both CAR-iNK and CAR-iT cells in the treatment of individual patients. We believe that gene engineering and control over differentiation during manufacturing may mitigate some of the liabilities of a given cell type while preserving the most desirable features. Examples of this include the potential reduction of the risk of graft-versus-host disease, or GvHD, in iT cells through the use of TCRs that are not expected to cause GvHD, which we refer to herein as Trusted

TCRs, or the potential extension of cell persistence of NK cells through the addition of cytokine signaling to promote survival. Finally, there are also clinical settings in which a putative shortcoming inherent to one cell type (e.g., short persistence of NK cells) might confer an advantage.

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

End-to-end development of product candidates

Common engineered iPSC progenitor

All of our product candidates include a set of core features designed to improve their functionality, safety profile, and persistence. These features include (i) our Allo-EvasionTM technology to enable the cells to avoid detection by the host immune system; (ii) a safety switch to allow for the rapid elimination of the cells from the patient if necessary;(iii) the inclusion of a homeostatic cytokine, IL-15, which promotes increased functionality and persistence in vivo, and is specific to NK cell therapy candidates; and (iv) a positron emission tomography, or PET, reporter molecule to allow for tracing of the distribution of cells upon administration, a capability we intend to include in our future product candidates. Our lead product candidate, CNTY-101, already incorporates the first three of these features. We have built all of these core features into a “common engineered iPSC progenitor” which is being utilized in the creation of a master cell bank. Further engineering to advance a development candidate for a specific target is then limited only to the addition of a CAR construct, allowing the generation of multiple product candidates targeting different indications from a single iPSC progenitor.

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

The combination of HLA-E and HLA-G improves protection against host NK cell killing

HLA-E and HLA-G engage different receptors on NK cells including NKG2A, KIRs, and LIRs. The expression of NKG2A, KIRs, and LIRs varies among NK cells from different donors. The addition of HLA-G provides further protection against NK cell rejection to protect the cell therapy product candidate from elimination.

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

A key aspect of our investment in internal manufacturing facilities and capabilities includes the construction of our Current Good Manufacturing Practices, or cGMP, manufacturing facility in Branchburg, New Jersey. We completed construction of this facility and it is now operational. This multi-product, multi-phase facility will has the capabilities and capacity to manufacture both iNK and iT cells, as well as other immune cell types, for complete optionality.

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
A
%iNK (of live cells) ± SEM
2.5
2.0
1.5
1.0
0.5
0.0
P<0.01
Control
CAR-iNK
CAR-iNK
(sIL-15)
CAR-iNK
(sIL-15 + IL-2)
B
%iNK (of live cells) ± SEM
6
4
2
0
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

For any TrueTTM cell approach there are two main strategies that can be deployed to make iPSC-derived T cells. The first is to begin with a T cell from a healthy donor where the TCR identity is known (either a γδ T cell, NKT cell or conventional αβ T cell). Such T cells can be isolated, expanded, and purified. Then the desired T cell, which carries the desired rearranged TCR genes, is reprogrammed to generate iPSCs that carry the same TCR genes. We call these T cell-derived iPSCs T-iPSCs and they can be used to produce T cells with the desired TCR. We have developed proof of concept for this approach using T-iPSC lines that were reprogrammed using peripheral blood γδ T cells. A second approach is to use iPSC that were derived from a non-T cell and thus lack a rearranged TCR. In this scenario, the desired TCR is selected and synthesized as a transgenic construct. Then the desired TCR is engineered into iPSCs such that T cells that are produced from the iPSCs will carry the engineered TCR. We have developed proof of concept for approached using an iPSC line that was derived from non-T cells, in this case CD34+ peripheral blood hematopoietic cells, where we introduced a viral-specific TCR.

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

Differentiation of γδ CAR-iT cells from T-iPSC

CRISPR
CD34
γδTCR
γδ TiPSC
CAR transgene HDR knockin
γδ TiPSC w/ CAR
Process 1
γδ HPC w/ CAR
Process 2
γδ CAR-iT
A
Q1 3.36
Q2 95.4
Q4 0.088
Q3 1.18
CD34
CD43
Q5 78.4
Q6 20.0
Q8 1.48
Q7 0.073
CD45
Side scatter
CD19 CAR+ 98.0
CAR
B
CD34
CD7
CD45
CD3/TCRγδ
% of cells expressing
100
50
0
0
7
14
21
28
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

iPSC-derived GD T cells effective at tumor control as monotherapy and in combination with antibody

A.	γδ-EGFR-CAR-T cells demonstrate significant CAR killing of ovarian spheroids B. γδCAR-T demonstrate additive efficacy in combination with trastuzumab

Our development candidates

We are assembling a portfolio of allogeneic iNK and iT cell therapy product candidates across solid tumor and hematological malignancies. This pipeline is comprised of cell therapies that will address diseases where we believe current therapies are inadequate. All product candidates incorporate our proprietary Allo-EvasionTM technology to avoid host rejection and potentially increase the durability of clinical responses. Our lead product candidate, CNTY-101, targeting CD19 positive lymphomas is currently being evaluated in a Phase 1 clinical trial. Our second product candidate, CNTY-102, is designed to further improve B-cell malignancy treatment. Our third product candidate, CNTY-107, is a Nectin-4 targeted product candidate in solid tumors. Our fourth product candidate, CNTY-104, is being developed in collaboration with Bristol-Myers Squibb to treat AML We are also developing CNTY-106 in collaboration with Bristol-Myers Squibb for multiple myeloma.

Our development programs consist of the product candidates illustrated in the pipeline chart below:

(1)	We are party to an option agreement with Bayer HealthCare LLC, or Bayer, pursuant to which Bayer was granted certain bidding rights relating to the potential transfer of rights with respect to certain product candidates being researched and developed by us which are comprised of iNK cells, macrophages or dendritic cells, and any other product candidate comprised of iNK cells that we develop in the future. CNTY-101 is no longer included in the agreement. Bayer’s rights under the option agreement are subject to important limitations. See “—Licensing, partnership and collaboration— Bayer HealthCare LLC—Option Agreement” for more information.

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

Our therapeutic approach and development program

Our lead product candidate, CNTY-101, is an allogeneic, iPSC-derived CAR-iNK cell product for the treatment of CD19 positive B-cell lymphomas. CNTY-101 has been engineered with the following features:

●	expression of CD19 CAR to target malignant B cells, our CAR construct uses the FMC63 scFv and the signaling domains of CD28 and CD3ζ;
●	knock-out of HLA-I and HLA-II to escape elimination by the patient’s CD8 and CD4 T cells;
●	knock-in of HLA-E to avoid killing by the patient’s NK cells;
●	expression of IL-15 to provide homeostatic cytokine support to improve persistence and functionality; and
●	incorporation of an EGFR safety switch to allow for elimination of the product if necessary.

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

CNTY-101 and CD19 CAR construct

Left panel: engineered features of CNTY-101. Right panel: structure of the CD19 CAR construct used in CNTY-101

We completed engineering of iPSC lines from five different donors and single cell cloning of numerous iPSC lines. The single cell clones underwent genotype and phenotype identity, purity, safety, manufacturability, and in vitro and in vivo functional testing. CD19 iNK single cell clones demonstrate significant cytotoxicity in vitro comparable to CAR-T controls, and numerous cycles of serial killing after repeated challenge with lymphoma cells. CNTY-101 single cell clones also demonstrate IL-15 expression and persistence in vivo, as well as in vivo tumor growth inhibition. We received safe to proceed notification from the FDA in August 2022 and have advanced CNTY-101 into a Phase 1 clinical trial named ELiPSE-1, in which we began dosing patients in February 2023.

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

Single-cell cloning of engineered iPSC from different donors to identify the final clinical candidate

We completed the single cell cloning of engineered iPSC lines from five different donors. The single cell clones were characterized for the expression of NK cell markers and the inserted transgenes. Selected clones were then characterized genetically by karyotype analysis, copy number variations, transgene copy number and insertion fidelity, and, finally, whole genome sequencing. The phenotype and genotype positive clones were progressed to an iNK differentiation, in vitro functional and manufacturability screens. We narrowed down the number of candidates to six clonal lines from two different donors. These lines were evaluated in vivo for final clinical candidate selection, and have advanced CNTY-101 into a Phase 1 clinical trial, ELiPSE-1, and began dosing patients in February 2023.

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

Assessment of CNTY-101 inhibition of tumor growth in vivo

The anti-tumor activity of CNTY-101 was evaluated in vivo using fresh cultured CNTY-101 iNK cells or frozen cells. 1x105 luciferase-labeled NALM-6 lymphoma cells were administered IV on day zero. CNTY-101 iNK cells were given IV as fresh (10x106 cells) or cryo-preserved cells (15x106 cells) on Days 1, 8, and 15. Mice were imaged every 3-4 days using the IVIS SpectrumCT imager. CNTY-101 mediated significant anti-tumor growth inhibition when administered as fresh or cryo-preserved cells.

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

Our CNTY-101 clinical development program

We believe the successful development of CNTY-101 will enable us to establish clinical proof of concept for our CAR- iNK cell therapy and Allo-EvasionTM technology. the clinical development of the program

We have initiated a first-in-human Phase 1 clinical trial of CNTY-101 in the United States, in relapsed and refractory CD19 positive large B-cell lymphoma, or RR NHL, patients including dose escalation and expansion portions, designed to evaluate the safety, tolerability, pharmacokinetics, persistence, efficacy, and recommended Phase 2 dose and schedule of CNTY-101. We are assessing both CD19-naïve and CD19-CAR-T treated patients who have relapsed following at least 2 prior lines of therapy. We will evaluate two dosing schedules, beginning with single dosing in Schedule A, as shown below. We will also characterize multiple doses per cycle with repeat cycles without subsequent lymphodepletion, subject to the Independent Data Review Committee and FDA review, and its potential impact on safety, persistence, and efficacy in Schedule B. The ongoing ELiPSE-1 trial is designed to evaluate preliminary safety and efficacy in patients. We intend to establish proof of concept as the study progresses through dose escalation, which will be analyzed when sufficient patient data is achieved. The CNTY-101 clinical trial will allow for benchmarking, where safety and efficacy outcomes can be compared to the available results for mono-specific CD19 autologous and allogeneic therapies that also utilize the FMC63 binder and CAR.

The primary objective of the Phase 1 clinical trial is to evaluate incidence and nature of dose-limiting toxicities within each dose level cohort and establish the recommended Phase 2 dose. The secondary objectives of the study include cell pharmacokinetics and persistence, incidence, nature, and severity of adverse events, overall response rate, complete and partial response rates, and duration of response, among other measures. Exploratory measures include evaluation of immunogenicity, correlation of antigen expression with response, and cytokine profile as a reporter of safety.

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

ELiPSE-1: First in human study of CNTY-101 Trial Schema

A. Escalation guided by the Bayesian Optimal Interval, or BOIN. The safety review committee reviews data and implements dosing decisions. B. After the single dose maximum tolerated dose, or MTD, has been reached or the maximum single dose has been evaluated, or earlier upon the recommendation of the Independent Data Review Committee and Sponsor decision, Schedule B will also be explored (i.e., given weekly for three weeks), starting with a fractionated dose of approximately one-third of the MTD.

CNTY-102: CAR-iT candidate targeting CD19 + CD22 for relapsed, refractory B-cell lymphoma and other B-cell malignancies

Our next-generation product candidate directed to treat B-cell malignancies is CNTY-102, an iPSC-derived Allo- EvasionTM technology enabled, CAR-iT cell therapy designed to simultaneously target two tumor antigens, CD19 and CD22. CNTY-102 will also be engineered with homeostatic cytokine support, a safety switch to be utilized for cell elimination if required clinically and possibly a PET reporter for imaging of the cells after administration to the patients. Our use of a multi-targeted CAR is intended to increase depth and durability of response by eliminating the effect of CD19 antigen loss that has been observed as a factor limiting durability of CAR-T cell therapies, as well as taking advantage of targeting CD22, an independently regulated, ubiquitous and validated B-cell target.

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

CNTY-107: Our CAR-iT candidate targeting Nectin-4, for solid tumors expressing high levels of the target antigen

CNTY-107 is an iPSC-derived Allo- EvasionTM technology enabled, CAR-iT cell therapy designed to address Nectin-4 positive solid tumors. CNTY-107 will also incorporate additional functionalities to enhance tumor cell killing and improve cell fitness. The Nectin cell adhesion protein 4 (Nectin-4) is overexpressed in multiple malignancies and has emerged as a possible biomarker and has been validated as target through antibody drug conjugate (ADC) approaches such as enfortumab vedotin. Nectin-4 is overexpressed in tumor types including urothelial, colorectal, breast, lung, ovarian, gastric, esophageal and pancreatic cancer.

CNTY-107

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

We have initiated multiple VHH antibody campaigns to identify binders to build the CAR constructs for the prioritized tumor indications. These campaigns are at different stages of development and include targets for targets for renal cell carcinoma and other solid tumors and hematological malignancies. Our goal is to do side by side comparisons of the different CARs to select the final CAR constructs for the product candidates. We intend to evaluate the use of engineered macrophages and dendritic cells in the future as potential anti- cancer cell therapies. We believe the function of these immune cells may enable both standalone use as well as their inclusion in potent effector cell cocktails where the complementary engagement of the different immune cells reinforces and enhance overall therapeutic efficacy against different type of tumor malignancies.

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

Effective cryopreservation strategies must consider all elements of the supply chain

We are sourcing clinical supply of CNTY-101 from FCDI. FCDI currently maintains a cGMP compliant manufacturing facility in Madison, Wisconsin and our audit of the facility confirmed its Phase 1 readiness. We also intend to source clinical trial supply for our other iNK product candidates, and we will have the option to source NK cell therapies to be sold commercially, if approved, from FCDI.

At the same time, we have constructed of our own 53,000 square foot cell therapy manufacturing facility in Branchburg, New Jersey. which is now operational. While we intend to use this facility as the primary manufacturing site for CAR-iT cell therapies, we have designed the facility to be a flexible, multi-product facility, capable of producing any immune cell type, and thereby serving as an alternative manufacturing site for our CAR-iNK cell therapies as well.

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

Licensing, partnerships and collaborations

Fujifilm Cellular Dynamics, Inc.

We are party to an exclusive license with FCDI, dated September 18, 2018, or, as amended, the Differentiation License, pursuant to which we have licensed from FCDI certain patents and know-how related to differentiation of iPSC cells into immune-effector cells in the field of cancer immunotherapeutics. We are also party to a non-exclusive license with FCDI, also dated September 18, 2018, or, as amended, the Reprogramming License, pursuant to which we have licensed from FCDI certain patents and know-how related to the reprogramming of human somatic cells to iPSCs in the field of cancer immunotherapeutics. On October 21, 2019, we entered into a Master Collaboration Agreement with FCDI pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan, or, as amended, the FCDI Collaboration Agreement. On March 23, 2021, we entered into a Manufacturing and Supply Agreement with FCDI, or the Manufacturing Agreement, pursuant to which FCDI will provide certain agreed upon technology transfer, process development, analytical testing and cGMP manufacturing services to us. On January 7, 2022, we entered into a letter agreement with FCDI, which amends each of the agreements in relation to our collaboration with Bristol-Myers Squibb.

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

Under the Differentiation License, FCDI has an option, executable once a product candidate meets its primary endpoint(s) in a Phase 2 clinical trial, to exploit FCDI Licensed Products in Japan or, with respect to any abandoned indication, worldwide. If FCDI does not exercise its option, we will have the right to exploit FCDI Licensed Products in Japan, and we and FCDI will amend the Differentiation License as necessary to permit such exploitation. We also issued shares of common stock to FCDI as consideration under the Differentiation License.

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

The FCDI Collaboration Agreement expires upon the termination of the Reprogramming License. Either party may terminate the FCDI Collaboration Agreement upon the other party’s material breach, subject to a 30-day notice and cure period. We may terminate the FCDI Collaboration Agreement for convenience by providing FCDI 60-days’ written notice.

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

Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we paid to FCDI (i) an upfront payment of $10 million, and will pay (ii) a percentage of any milestone payments received by us under the Collaboration Agreement in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the Collaboration Agreement in respect of sales of products in Japan.

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

Bayer HealthCare LLC

Option Agreement

In June 2019, we entered into an option agreement with Bayer, or the Option Agreement, which was subsequently amended and restated in February 2021, pursuant to which Bayer was granted certain bidding rights relating to the potential transfer of rights with respect to certain product candidates being researched and developed by us which are comprised of allogeneic iPSC-derived natural killer cells, macrophages or dendritic cells, which we refer to as the Research Products. For clarity, T cell programs are excluded from the Bayer Option Agreement Research Products. Under the Option Agreement, Bayer was granted a right of first refusal, or ROFR, to submit bids for the transfer or license of rights to research, develop and/or commercialize certain Research Products, which we refer to as the Research Product Rights.. While CNTY-101 is no longer included in the Bayer option rights, any other wholly owned product candidate comprised of iNK cells that we develop in the future is subject to the terms of the Option Agreement. Bayer’s ROFR is only exercisable with respect to up to four Research Products and the right terminates upon our tenth IND submission. Subject to certain exceptions, Bayer may only exercise these option rights in a non-sequential and alternating manner, and such rights are subject to additional limitations.

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

Bristol-Myers Squibb

On January 7, 2022, we entered into the Collaboration Agreement with Bristol-Myers Squibb to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors, each a Collaboration Program, and each product candidate developed within such Collaboration Program, a Development Candidate.

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

Under the Collaboration Agreement, we are responsible for generating Development Candidates for each Collaboration Program with a goal of producing Development Candidates that meet pre-specified criteria. Bristol-Myers Squibb has the option, exercisable for a specified period of time after the Development Candidate for each Collaboration Program is deemed to meet the applicable criteria, to elect to exclusively license the Development Candidates created in each Collaboration Program for pre-clinical development, clinical development and commercialization on a worldwide basis each a License Option. Following Bristol-Myers Squibb’s exercise of the License Option with respect to a Collaboration Program, we will be responsible for performing IND-enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND and manufacturing of clinical supplies until completion of a proof of concept clinical trial for the relevant Development Candidates, in each case at pre-agreed rates. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof of concept clinical trial) and commercialization activities for such Development Candidates worldwide.

We have the option to co-promote with Bristol-Myers Squibb Development Candidates generated from the initial AML Collaboration Program and, if Bristol-Myers Squibb elects to expand to a fourth Collaboration Program, Development Candidates generated from the fourth Collaboration Program.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100 million and will pay an exercise fee upon the exercise of the License Option with respect to a Collaboration Program, each such Collaboration Program, a Licensed Program and product candidates developed under a Licensed Program, Licensed Products. With respect to each Licensed Program, Bristol-Myers Squibb will pay up to $235 million in milestone payments upon the first achievement of certain development and regulatory milestones within such Licensed Program. In addition, Bristol-Myers Squibb will pay up to $500 million per Licensed Product in net sales-based milestone payments.

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

In connection with the Collaboration Agreement Bristol-Myers Squibb purchased 2,160,760 shares of the our common stock at a price per share of $23.14, for an aggregate purchase price of $50 million.

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

We do not own any issued patents covering our product candidates, platforms or technology and our patent portfolio is currently comprised only of patent applications. We have filed patent applications related to our product candidates CNTY-101, CNTY-102 and CNTY-107, but have not yet filed any patent applications on our other product candidates. We have also filed patent applications relating to our T-cell platform related to compositions and methods for generating alpha-beta and gamma delta T-cells from iPSCs. Additionally, we have filed a patent application on gene transfer vectors and methods of engineering iPSCs. We have sought patent protection in the United States related to our CNTY-101 product candidate, as well as other iPSC-derived engineered CAR cells comprising certain transgene insertions and deletions, including our proprietary Allo-Evasion™ technology. This portfolio covers compositions of programmed cellular immunotherapies, our proprietary Allo-Evasion™ technology and our platform for industrial scale iPSC engineering and differentiation. The portfolio also includes technology for a universal CAR cell platform and a novel safety switch. With regard to such United States provisional patent applications, if we do not timely file any non- provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Such applications may not result in issued patents and, even if patents do issue, such patents may not be in a form that will provide us with meaningful protection for our product candidates. We also rely on trade secrets that may be important to the development of our business, but which may be difficult to protect and provide us with only limited protection.

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

Intellectual property relating to engineered iPSCs and derivative cells

Currently, we own ten pending utility patent applications and eight pending provisional patent applications covering our engineered iPSC cells, cell differentiation technology, compositions of engineered cellular immunotherapies, and gene transfer vectors and methods of engineering iPSC cells. The portfolio includes composition of matter claims covering our CNTY-101, CNTY-102 and CNTY-107 products, as well as other iPSC-derived engineered CAR cells comprising certain transgene insertions and deletions, including our proprietary Allo-Evasion™ technology. One of our provisional patent applications includes claims directed to a universal CAR cell platform. We have also filed patent applications relating to our T-cell platform related to compositions and methods for generating alpha-beta and gamma delta T cells from iPSCs. We have also filed patent applications related to a novel safety switch. Any U.S. patents that may issue from such pending provisional patent applications would expire in from 2040-2042, without giving effect to any patent term adjustment or extension.

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

Companies that compete with us directly on the level of the development of product candidates targeting B-cell lymphomas include Gilead Sciences, Novartis and Bristol-Myers Squibb, among others. Companies developing Nectin-4 targeted agents include Seagen, Astellas and Bicycle Therapeutics.

On the technology level, other emerging biopharmaceutical companies which can potentially develop competing cell therapy candidates to treat cancer include Editas Medicine, Inc., Fate Therapeutics, Allogene Therapeutics, CRIPSR Therapeutics, Caribou Biosciences, Cytovia Therapeutics, Shoreline Biosciences, Sana Biotechnology and Nkarta Therapeutics.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

The FDA may give priority review designation to biological products that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for fast track designation may also be considered appropriate to receive a priority review. In addition, biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a biological product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for a product approved under the accelerated approval pathway, which could adversely impact the timing of the commercial launch of the product.

Moreover, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drug and biological products designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Regulation outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that CTAs be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the United States before we can market the product in those countries. The approval process and requirements vary from country to country, so the number and type of nonclinical, clinical, and manufacturing studies needed may differ, and the time may be longer or shorter than that required for FDA approval.

To obtain regulatory approval of our product candidates under the European Union regulatory system, we are required to submit a marketing authorization application, or MAA, to be assessed in the centralized procedure. The centralized procedure allows applicants to obtain a marketing authorization, or MA, that is valid throughout the European Union, and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products, for advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and for human products containing a new active substance which are not authorized in the European Union and which are intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products that constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization is in the interests of patients at European Union level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency, or EMA, to be assessed by the Committee for Medicinal Products for Human Use, or CHMP. The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive risk/benefit profile. The procedure results in a European Commission decision, which is valid in all European Union Member States. The centralized procedure is as follows: full copies of the MA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA’s scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.

The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of product characteristics, or SmPC, the package leaflet and the labeling. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP).The EMA then has fifteen days to forward its opinion to the European Commission, which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP opinion.

There are two other procedures in the European Union for the grant of an MA in multiple European Union Member States. The decentralized procedure provides for approval by one or more other, or Concerned, Member States of an assessment of an application performed by one Member State, known as the Reference

Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft SmPC, and draft labeling and package leaflet, to the Reference Member State and Concerned Member States. The Reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the Reference Member State’s assessment report, each Concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition that affects no more than five in 10,000 persons in the European Union. In addition, orphan designation can be granted if the product is intended for a life threatening, seriously debilitating, or serious and chronic condition in the European Union and where, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in its development. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the applicable orphan condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients affected by such condition, as defined in Regulation (EC) 847/2000.

Orphan designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure before and during the first year after a marketing authorization. Fee reductions are not limited to the first year after a marketing authorization for small and medium enterprises. In addition, if a product that has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application to market a similar medicinal product for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Competitors may receive marketing approval of different drugs or biologics for the indications for which the orphan product has exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication at any time if:

•the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;

•the MA holder of the authorized product consents to a second orphan medicinal product application; or

•the MA holder of the authorized product cannot supply enough orphan medicinal product.

A pediatric investigation plan, or PIP, in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for MAs for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing- authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the European Union Medicines authorized across the European Union with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate, or SPC, by six months(provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires). This is the case even when the studies’

results are negative. For orphan medicinal products, the incentive is an additional two years of market exclusivity.

Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use MA, or PUMA. If a PUMA is granted, the product will benefit from ten years of market protection as an incentive.

In March 2016, the EMA launched an initiative, The PRIority Medicines, or PRIME, scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted.

Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

The aforementioned European Union rules are generally applicable in the EEA.

The United Kingdom left the European Union on January 31, 2020, referred to as Brexit, and the United Kingdom and the European Union have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current European Union medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United Kingdom and European Union pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of European Union pharmaceutical legislation under the TCA, under the new framework mentioned below which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

The Medicines and Healthcare products Regulatory Agency, or MHRA, the United Kingdom’s medicines regulator, has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing European Union MAs for centrally authorized products were automatically converted (grandfathered) into United Kingdom MAs free-of-charge on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

There is now no pre-MA orphan designation in Great Britain. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the Great Britain market, i.e., the prevalence of the condition in Great Britain (rather than the European Union) must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in Great Britain or the European Union, wherever is earliest.

Healthcare laws and regulations

Sales of our product candidate, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value;
●	Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs and biologics, that are false or fraudulent;
●	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;
●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse-midwives, and physician assistants, as well as ownership and investment interests held by physicians and their immediate family members; and
●	The Foreign Corrupt Practices Act, or FCPA prohibits United States businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business.

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

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, and remained through

June 30, 2022. The 2% payment reduction resumed on July 1, 2022. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Human capital resources

As of March 2, 2023, we had 163 full-time employees and 21 part-time employees. Of our 184 full and part-time employees, 151 are engaged in research and development activities. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure competitiveness compared to similar biotechnology and biopharmaceutical companies with which we compete for talent, as well as fair and equitable treatment across our workforce with respect to gender, race, and other personal characteristics.

We are an equal opportunity employer and we maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. Our employees are not part of any collective bargaining agreements and we believe that we have good relations with our employees.

Facilities

Our principal executive offices are located in Philadelphia, Pennsylvania, pursuant to a short-term lease. We operate in three laboratory spaces in Philadelphia pursuant to leases that expire in December 2030, October 2031 and February 2034. Additionally, we lease office and laboratory space in Seattle, Washington pursuant to leases expiring in September 2030, respectively and laboratory and office space in Hamilton, Ontario, pursuant to a lease that expires in October 2025. We have finished construction and the operational fit out of a 53,000 square foot cell therapy manufacturing facility on a tract of land in Branchburg, New Jersey pursuant to a lease expiring in February 2037. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

•We are early in our development efforts and our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize our current and future product candidates;

•We are highly dependent on the success of our lead product candidate, CNTY-101, which is currently undergoing a phase I clinical trial, and our other product candidates;

•We are highly dependent on our strategic relationships and collaborations and any termination or loss of significant rights under such arrangements with our strategic partners could seriously harm our business;

•The COVID-19 pandemic, or a similar global health crisis may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates;

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

•As an organization, we have limited experience designing or implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs;

•The manufacture and distribution of our iPSC-derived cell product candidates is complex and subject to a multitude of risks;

•We currently utilize our own manufacturing facility as well third parties for the manufacture of our product candidates for development. Operational issues with our own facility or with third party facilities could delay our development plans and thereby limit our ability to generate revenue;

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

•Unstable market and economic conditions, including inflation and political unrest, may have serious adverse consequences on our business, financial condition, and stock price;

•The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses; and

•Our executive officers, directors, principal stockholders, and affiliates continue to exercise significant control over our company, which limits the ability of our other stockholders to influence corporate matters and could delay or prevent a change in corporate control.

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

We are an early stage biopharmaceutical company with a limited operating history. Our operations to date have been limited raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, in-licensing intellectual property, establishing manufacturing processes and initiating a phase I clinical trial. All but one of our product candidates are still in the discovery and preclinical testing phase, and in February 2023, we began dosing patients in our first phase I clinical trial, ELiPSE-1, evaluating CNTY-101. We have not yet demonstrated our ability to successfully complete a clinical trial, or submit a biologics license application, or BLA, for a product candidate, obtain regulatory approval for any product candidate, manufacture a product at a commercial-scale or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any assumptions you make about our future success or viability may not be as informed as they could be if we had a longer operating history.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses for the years ended December 31, 2022 and 2021 were $130.9 million and $95.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $519.1 million.

Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the preparation and inception of our phase I clinical trial, ELiPSE-1, the acquisition of IPR&D and from general and administrative costs associated with our operations. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license, or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

●continue to advance our induced pluripotent stem cells, or iPSC-derived allogeneic, cell therapy platforms;

●continue the clinical development of CNTY-101 and the preclinical and clinical development of our other product candidates;

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

●incur additional costs associated with operating as a public company, such as operational, financial, and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts; and

●increase our employee headcount and related expenses to support these activities.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have one product candidate in clinical development and no product candidates approved for commercial sale and have not generated any revenue. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products that are approved and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenues to achieve profitability. Because of the numerous risks and uncertainties associated with biologics product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical activities and clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. We have financed our operations primarily through private placements of our securities and our initial public offering of common stock, or IPO, which closed in June 2021. Our research and development expenses increased from $75.7 million for the year ended December 31, 2021 to $97.2 million for the year ended December 31, 2022. As of December 31, 2022, we had cash, and cash equivalents of $84.3 million and investments of $283.1 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditures requirements into 2026.

Attempting to secure additional financing will divert our management from our day-to-day activities, which may impair or delay our ability to develop our product candidates. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from inflation, pandemics, political unrest and hostilities, or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing, and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. In July 2022, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Cowen acting as our sales agent, or the 2022 ATM Facility. There have been no sales of shares of our common stock under the 2022 ATM Facility through the date of the filing of this Annual Report on Form 10-K. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell, or license intellectual property rights and impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

To the extent that we continue to generate taxable losses, subject to certain limitations, unused losses will carryforward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes to offset its post-change income may be limited. We were formed in 2018 as Century Therapeutics, Inc., or Prior Century. In 2019, in connection with our investment from Bayer Prior Century contributed substantially all of its operating assets and cash to a newly formed entity, Century Therapeutics, LLC. Our business was operated through Century Therapeutics, LLC, until February 2021, at which time we converted into a Delaware C corporation. Upon completion of this conversion, Prior Century, whose only significant asset was its equity investment in Century Therapeutics, LLC, merged with the C corporation, and in connection therewith the C corporation changed its name to “Century Therapeutics, Inc.” We believe that Prior Century or we may have experienced an ownership change in the past, which may affect our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December

31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

Our Option Agreement with Bayer HealthCare LLC may require us to sell certain of our product candidates, which may limit the value we could generate from our product candidates.

We are party to an option agreement, or the Option Agreement, with Bayer HealthCare LLC, or Bayer, pursuant to which Bayer was granted certain bidding rights relating to the potential transfer of rights with respect to certain product candidates being researched and developed by us which are comprised of allogeneic iPSC-derived natural killer cells, macrophages or dendritic cells, which we refer to as the Research Products. Under the Option Agreement, Bayer was granted a right of first refusal, or ROFR, to submit bids for the transfer or license of rights to research, develop and/or commercialize certain Research Products, which we refer to as the Research Product Rights.. While CNTY-101 is no longer included in the Bayer option rights, any other wholly owned product candidate comprised of iNK cells that we develop in the future are subject to the terms of the Option Agreement. Bayer may exercise its ROFR for up to four of the first ten Research Products for which an IND is submitted, subject to certain limitations.

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including as a result of liquidity constraints, failures and instability in U.S. and international financial banking systems. If the current equity and credit markets deteriorate further, or fail to improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China or the conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, or developments relating to pandemics, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Even though we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Risks related to our business and industry

We are very early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval, and ultimately commercialize them.

We are very early in our development efforts and we have only recently initiated out first Phase 1 clinical trial for CNTY-101. Additionally, we are actively engaged in a number of earlier stage discovery programs that may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from product sales and we may never be able to develop or commercialize a marketable product.

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

●positive results from our ongoing, planned and future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;

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

While we have successfully initiated the clinical development of CNTY-101, we cannot guarantee that an IND application will be cleared to proceed after submission to the FDA for any of our other product candidates or that CNTY-101 or our other product candidates will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials and regulatory approvals, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that CNTY-101 or our other product candidates will be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully develop and commercialize CNTY-101 or our other product candidates and materially adversely affect our business, financial condition, results of operations, and growth prospects.

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

We have concentrated our research and development efforts on developing CAR-iNK and CAR-iT cell therapies. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for our product candidates. Because our iPSC-derived allogeneic cell therapy platforms are novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating our product candidates utilizing CAR-iNK and CAR-iT cells. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications, if and when submitted, increase our development costs, and delay or prevent commercialization of our iPSC-derived allogeneic cell therapy platform products. Additionally, advancing novel immuno-oncology cell therapies creates significant challenges for us, including:

●developing and sustaining a manufacturing process to produce our cells on a large scale and in a cost-effective manner;

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

All but one of our product candidates are in preclinical development and the risk of failure for all of our product candidates is high. It is impossible to predict when or if any of our discovery or product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

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

Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current clinical trials or future clinical trials, if allowed to proceed, will ultimately be successful or support clinical development of our current or any of our future product candidates.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any of our current clinical trials or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidates or any future product candidates, including:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us, and other factors, such as the COVID-19 pandemic, over which we have no control. Furthermore, we are relying and expect to continue to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our current and future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in our current and future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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

As an organization, we have limited experience designing and implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.

The design and implementation of clinical trials is a complex process. While the employees who will implement our clinical trials have experience in the field, we, as an organization, have only recently initiated our first clinical trial. We have limited experience designing and no experience implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding.

Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Beyond CNTY-101, we may not be able to file our INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We expect our pipeline to yield multiple additional INDs, including INDs for CNTY-102, CNTY-104, CNTY-106 and CNTY-107 product candidates from our iPSC-derived allogeneic cell therapy platforms. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that result in suspension or termination of such clinical trials. The manufacturing of our product candidates remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, and unfavorable findings may delay or prevent the FDA from allowing us to proceed with clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

We have been collecting data about CNTY-101 in preclinical studies and will continue to do so in clinical trials including Elipse-1. We began dosing patients in February 2023 in our Elipse-1 clinical trial. Prior to the first-in-human study, we have only evaluated CNTY-101 in preclinical mouse models and we therefore do not know the side effect profile of our products in humans. Accordingly, we may experience unexpected side effects and/or higher levels of known side effects in clinical trials, including adverse events known in cell therapies. These include the potential for, among others, cytokine release syndrome, or CRS, and neurotoxicity, or immune effector cell-associated neurotoxicity syndrome. B-cell directed therapies may also demonstrate infusion reactions/hypersensitivity, serious infections, prolonged cytopenias, hypogammaglobulinemia/B-cell aplasia, and secondary malignancies.

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND and BLA submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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

The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials for our product candidates.

We rely on third-party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies and clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials of our product candidates. Although we have agreements with these third parties governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, could substantially harm our business because we may be delayed in completing or unable to complete the preclinical studies and clinical trials required to support future approval of CNTY-101 and our other product candidates, or we may not obtain marketing approval for, or commercialize, CNTY-101 and our other product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities would be delayed and our business, financial condition, results of operations, and prospects may be materially harmed.

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for such trial. We must also ensure that our preclinical studies and clinical trials are conducted in accordance with cGLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable cGCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, or comparable foreign regulatory authorities may require us to perform additional studies.

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

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing developmental and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by macroeconomic or other factors limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical studies and clinical trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for CNTY-101 and our other product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize CNTY-101 or our other product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for CNTY-101 and our other candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, and prospects may be materially harmed.

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

We are party to a Collaboration Agreement with Bristol-Myers Squibb, and pursuant to the terms of that agreement, could become dependent on Bristol-Myers Squibb for development and commercialization activities with respect to certain of our product candidates.

We are party to a Research, Collaboration and License Agreement with Bristol-Myers Squibb, or the Collaboration Agreement, pursuant to which we agreed to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors. Pursuant to the Collaboration Agreement, Bristol-Myers Squibb will initially collaborate with us on two collaboration programs and has the option to add up to two additional collaboration programs, for an additional fee. We are responsible for generating development candidates for the collaboration programs with Bristol-Myers Squibb. Once a development candidate meets certain criteria, Bristol-Myers Squibb has the option to exclusively license the development candidates for pre-clinical development, clinical development and commercialization on a worldwide basis. Upon the exercise by Bristol-Myers Squibb of its option for a development candidate, Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after a proof of concept clinical trial) and commercialization activities with respect to that development candidate, subject to the terms of the Collaboration Agreement. Bristol-Myers Squibb may elect not to exercise its option and we may not obtain all the intellectual property rights required to develop the product candidates on our own. We cannot control whether Bristol-Myers Squibb will devote sufficient attention or resources to this collaboration or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the licensed product candidates, Bristol-Myers Squibb may elect not to proceed with the commercialization of the resulting product in one or more countries.

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

Bristol-Myers Squibb has customary rights to terminate the Collaboration Agreement and if Bristol-Myers Squibb terminates the Collaboration Agreement, it will result in a delay in or could prevent us from developing or commercializing the product candidates subject to the Collaboration Agreement. Further, disputes may arise between us and Bristol-Myers Squibb, which may delay or cause the termination of this collaboration, result in significant litigation, cause Bristol-Myers Squibb to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of such development candidates we may have to curtail or abandon that development or commercialization, which could harm our business.

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

We have limited experience in the manufacture of cell-based therapies. We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. In addition, we are still optimizing our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task.

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

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our clinical cell processing facilities and CMOs have purchased equipment, materials, and disposables, such as automated cell washing devices, automated cell warming units, commercially available media, and cell transfer and wash sets, used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. As a result of the lingering effects of the recent COVID-19 pandemic and other factors, the business and operations of our suppliers may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. An inability to continue to source product from any of these suppliers, which could be due to the impacts of global pandemics, macroeconomic factors, recent regulatory actions, or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

We rely on third parties for the manufacture of some of our product candidates for development, and we are beginning to operate our own manufacturing facility for the production of certain of our product candidates.

We are now operating our own manufacturing facilities and but still rely on FCDI for the manufacture of some of our product candidates and CMOs for the manufacture of related raw materials for clinical and preclinical development. It is uncertain whether we will be able to utilize our own manufacturing facilities for commercial manufacturing of our products and therefore, we may need to rely on third parties for commercial manufacturing if any of our product candidates receive marketing approval. We have partnered with FCDI for the manufacture and supply of some of our product candidates for future clinical development, as well as to establish commercial supplies of our product candidates, if approved. If either of our Manufacturing Agreement or Master Collaboration Agreement with FCDI terminates, and if we need to enter into alternative arrangements, our product development activities could be delayed and our business, financial condition, results of operations, and prospects may be materially harmed. We completed construction of our own 53,000 square foot cGMP manufacturing facility in Branchburg, New Jersey as well as the fit-out and qualifications for the facility in 2022 and the facility is operational. However, we are only beginning to gain operational experience in the facility and there can be no assurance that we will be able to reliably manufacture our product candidates in this facility in a timely manner, or at all.

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

Any performance failure on the part of us or our existing or future CMOs could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. If our current CMOs cannot perform as agreed or if our own cGMP manufacturing facility in Branchburg, New Jersey does not operate as expected, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing. We believe our Branchburg, New Jersey facility will allow us to supply certain of our product candidates needed for our early-stage clinical trials and preclinical studies. The operation and maintenance, and regulatory approvals for such facilities, require substantial capital and technical expertise and any delay could limit our development activities and our opportunities for growth, or negatively impact our financial results.

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

We cryogenically store our CAR-iNK and CAR-iT cells and master and working cell banks of the engineered iPSC cells at both our own manufacturing facility and at third party facilities

The CAR-iNK and CAR-iT cells and the master and working cell banks of the engineered iPSC cells are stored in freezers at both third-party biorepositories and in our freezers at our manufacturing facility. If these materials are damaged at either or both our or these third party facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we may need to establish replacement CAR-iNK and CAR-iT cells and master and working cell banks of the engineered iPSC cells, which would impact clinical supply and delay patient treatment. If we are unable to establish replacement materials, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, and Roche/Genentech. Companies that compete with us directly on the level of the development of product candidates targeting B-cell lymphomas include Gilead Sciences, Novartis, Roche, Genmab, Abbvie and Bristol-Myers Squibb, among others. On the technology level, other emerging biopharmaceutical companies which can potentially develop competing cell therapy candidates to treat cancer include Fate Therapeutics, Allogene Therapeutics, CRIPSR Therapeutics, Caribou Biosciences, Shoreline Biosciences, Sana Biotechnology and Nkarta Therapeutics.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover(s) previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Initial planned clinical trials are expected to enroll patients who have received other available therapies in order to first evaluate whether the product is safe and whether there is any activity. Although we have initiated our first clinical trial of CNTY-101 in patients that have received prior lines of therapy, we have limited data, to date, on the side effect profile of our product candidate in humans and we do not know at this time whether any of our other product candidates will be safe for use in humans or whether they will demonstrate any anti-cancer activity. Subsequently, we plan to conduct additional clinical trials depending on the activity we note in the initial clinical trials. If the activity is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially in earlier lines of therapy, but there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

As of March 2, 2023, we had 184 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●identifying, recruiting, integrating, maintaining, and motivating additional employees;

●managing our internal development efforts effectively, including additional clinical and FDA or other comparable authority review process for CNTY-101 and our other product candidates, while complying with our contractual obligations to contractors and other third parties; and

●improving our operational, financial, and management controls, reporting systems, and procedures.

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

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. The impact of the COVID-19 pandemic and the efforts to mitigate it, resulted in and will likely continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. We experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. We implemented a mandatory vaccination policy for all employees and have taken other precautionary measures, including testing of any employees displaying symptoms of COVID-19. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. The extent to which the COVID-19 pandemic will continue to impact our operations or those of our consultants and collaborators, will depend on future developments, including the global macroeconomic effects of the virus.

Potential disruptions to our preclinical and clinical development efforts related to the COVID-19 pandemic include, but are not limited to, disruptions in our supply chain and our ability to procure the components for each of our product candidates for use in preclinical studies and clinical trials and enrolling patients in clinical trials. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted at this time. Additionally, we are unable to predict if a different pandemic could have similar or different impacts on our business, financial condition, or share price. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.

We have incurred indebtedness, and we may incur additional indebtedness, which could adversely affect our business.

As of December 31, 2022, we had an outstanding balance of $10.0 million under our Loan and Security Agreement with Hercules Capital, Inc., or the Loan Agreement. Our indebtedness could have important consequences to our stockholders. For example, it:

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

The Budget Control Act of 2011 has resulted in reductions in spending on certain government programs, including aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. These reductions have been extended until 2030 although adjustments have been made as a result of the ongoing COVID-19 pandemic. The 2% reduction was suspended through March 31, 2022. Following the suspension, a 1% payment reduction began April 1, 2022, and remained through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.

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

We are required to maintain internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. This has required us to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and we have expended significant management efforts as compared to prior to our IPO, when we were not required to test our internal controls. If we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no product candidates that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. For example, we may be sued if CNTY-101 and our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing. or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability, and a breach of warranties. Claims may be brought against us by clinical trial participants, patients, or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

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

Foreign data protection laws, including the GDPR, may also apply to health-related and other personal information belonging to individuals who reside outside of the United States. The GDPR went into effect in the European Union in May 2018 and introduced strict requirements for processing the personal data of data subjects residing in the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

The GDPR also regulates cross-border transfers of personal data and requires transferee countries to have protections equivalent to protections available in the EEA. Unless the destination country is an adequate country (as recognized by the European Commission), we will be required to incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses, or SCCs,) into our agreements with third parties to govern transfers of personal data outside the EEA. The new SCCs may also impact our business as companies based in the EEA may be reluctant to utilize the new clauses to legitimize transfers of personal data to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new SCCs impose upon exporters.

Further, the United Kingdom’s exit from the European Union, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021, or the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. It is not subject to the new forms of SCCs but has issued its own transfer mechanism – the UK international data transfer agreement – which, like the SCCs, requires exporters to carry out a transfer impact assessment. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy

Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

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

If any of our license agreements with FCDI are terminated, we could lose our rights to key components enabling our iPSC-derived allogeneic cell therapy platforms.

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

The FCDI Licenses impose, and future license agreements may impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under the FCDI Licenses, our other license agreements, or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop products covered by such license.

If, for any reason, the FCDI Licenses or certain of our other license agreements are terminated or we otherwise lose the rights under such agreements, it would adversely affect our business. If we breach any material obligations under the FCDI Licenses or certain of our other license agreements, FCDI or the applicable licensor may have the right to terminate our license, which could result in us being unable to develop, manufacture, or sell our product candidates that incorporate the intellectual property subject to such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects, and we may be required to identify and license replacement technology from third parties, which may not be available on reasonable terms or at all.

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

Risks related to our common stock

The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been volatile since our initial public offering. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk factors” section and many others, including:

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

Our executive officers, directors, principal stockholders, and affiliates have the ability to exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of December 31, 2022, the existing holdings of our executive officers, directors and affiliates, represented beneficial ownership, in the aggregate, of approximately 24% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from your interests and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We became a public company in June 2021. As a public company, and particularly after we are no longer an emerging growth company or smaller reporting company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market LLC, or Nasdaq, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Philadelphia, Pennsylvania, pursuant to a short-term lease. We operate in three laboratory spaces in Philadelphia pursuant to leases that expire in December 2030, October 2031 and February 2034. Additionally, we lease office and laboratory space in Seattle, Washington pursuant to leases expiring in September 2030, respectively and laboratory and office space in Hamilton, Ontario, pursuant to a lease that expires in October 2025. We have finished construction and the operational fit out of a 53,000 square foot cell therapy manufacturing facility on a tract of land in Branchburg, New Jersey pursuant to a lease expiring in February 2037. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders

As of February 28, 2023, we had approximately 115 record holders of our common stock.

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

As of December 31, 2022, the net proceeds from our IPO have been invested in U.S. treasury bills and corporate bonds. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 21, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $519.1 million as of December 31, 2022. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations. Included in our accumulated deficit, as noted above, is a non-cash expense of $225.9 million related to the fair value of the in-process research and development of Prior Century.

In August 2022, the FDA notified us that our ELiPSE-1 clinical trial may proceed to assess CNTY-101 in patients with relapsed or refractory CD19 positive B-cell malignancies. The phase 1 trial, ELiPSE-1, is intended to assess the safety, tolerability, pharmacokinetics and preliminary efficacy of CNTY-101 in patients with relapsed or refractory CD19-positive B-cell malignancies. We have initiated our phase 1 trial and in February 2023, we began dosing patients in ELiPSE-1, evaluating CNTY-101.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering costs of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and the receipt of payments from Bristol-Myers Squibb, in connection with our collaboration as described below, and have not generated any revenues. Since our inception, we have raised approximately $591 million in net proceeds from sales of our equity securities. As of December 31, 2022, we had cash and cash equivalents of $84.3 million and investments of $283.1 million.

In January 2023, we announced a strategic internal portfolio prioritization through which, among other discovery efforts, CNTY-103, a CAR-iNK product targeting CD133 and a discovery program for hematological malignancies, was de-prioritized, allowing us to further prioritize our CNTY-102 and CNTY-107 product candidates, which we believe have a higher probability of technical success and greater market potential. As a result of the operational restructuring, lab operations in Seattle and Hamilton have been closed and research activities have been consolidated in Philadelphia.

Based on our current business plans and the January 2023 strategic reprioritization, we believe, our cash, cash equivalents and investments as of December 31, 2022, will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	progress clinical development of CNTY-101 and continue preclinical development of our other product candidates;
●	seek to discover and develop additional product candidates;
●	establish and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	acquire or in-license other product candidates and technologies;

●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts; and
●	increase our employee headcount and related expenses to support these activities.

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs, including our pre-clinical and clinical development of CNTY-101, CNTY-102, and CNTY-107, as well as CNTY-104 and CNTY-106 in collaboration with Bristol-Myers Squibb. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, investments, any future equity or debt financings, and upfront and milestone and royalties payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

While the COVID-19 pandemic has stabilized within many global regions, it may cyclically continue to adversely affect our business, financial condition and results of operations. The impact of the COVID-19 pandemic and the efforts to mitigate it, resulted in and will likely continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. We experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. We implemented a mandatory vaccination policy for all employees and have taken other precautionary measures, including testing of any employees displaying symptoms of COVID-19. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted at this time.

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

On October 21, 2019, we entered into the FCDI Collaboration Agreement with FCDI, whereby FCDI provides certain services to us to develop and manufacture iPSCs and immune cells derived therefrom. Under the terms of the FCDI Collaboration Agreement, as amended, FCDI will provide services in accordance with the approved research plan and related research budget. The initial research plan covers the period from the date of execution of the FCDI Collaboration Agreement through March 31, 2022. On July 29, 2022 we amended the FCDI Collaboration Agreement to extend the term through September 30, 2025.

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

During the years ended December 31, 2022 and 2021, we made payments of $5.1 million and $16.2 million and incurred research and development expenses of $4.9 million and $16.7 million, and legal fees of $0.2 million and $0.1 million, respectively, related to the FCDI agreements, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, there was $0 and $2.4 million in accounts payable related to the FCDI agreements on the consolidated balance sheets.

From inception of the FCDI Collaboration Agreement through December 31, 2022, we incurred $36.1 million of expenses under the FCDI Collaboration Agreement.

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

iCELL and Distributed Bio

We also have entered into a sublicense agreement with iCELL Inc. and a master services agreement with Distributed Bio, Inc. See Note 12 to our consolidated financial statements.

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

Income taxes

Until February 25, 2021, we were organized as a limited liability company, which is considered a passthrough entity for federal and state income tax purposes. Subsequent to the conversion of the LLC Entity to a C-Corp on February 25, 2021, we have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. As of December 31, 2022 and 2021, we recorded $91 thousand and $43 thousand, respectively, in provisions for income taxes related to our subsidiary Century Therapeutics Canada ULC in the accompanying consolidated financial statements.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	Change

	(in thousands)
Collaboration revenue	$5,199	$—	$5,199
Operating expenses:
Research and development	97,173	75,648	21,525
General and administrative	31,857	19,235	12,622
Write off of in-process research and development asset	10,000	—	10,000
Total operating expenses	139,030	94,883	44,147
Loss from operations	(133,831)	(94,883)	(38,948)
Other income (expense):
Interest expense	(1,430)	(1,275)	(155)
Other income, net	4,420	377	4,043
Total other income (expense)	2,990	(898)	3,888
Loss before provision for income taxes	(130,841)	(95,781)	(35,060)
Provision for income taxes	(91)	(43)	(48)
Net loss	$(130,932)	$(95,824)	$(35,108)

Collaboration revenue

For the year ended December 31, 2022, we recognized revenue of $5.2 million under our collaboration agreement with Bristol-Myers Squibb. There was no collaboration revenue recognized for the year ended December 31, 2021.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	Change

	(in thousands)
Personnel and related costs	$42,901	$24,651	$18,250
Facility and other allocated costs	16,759	8,780	7,979
Research and laboratory	28,455	20,747	7,708
Collaborations	5,415	16,669	(11,254)
Consulting	2,697	2,796	(99)
Other	946	2,005	(1,059)
Total research and development expense	$97,173	$75,648	$21,525

Research and development expenses were $97.2 million and $75.6 million for the years ended December 31, 2022 and 2021, respectively. The increase of $21.5 million was primarily due to:

●	An increase in personnel-related expenses of $18.3 million, including an increase of stock-based compensation of $3.4 million, which was primarily attributable to an increase in headcount to expand our research and development capabilities;
●	an increase of $8 million of facility and other allocated costs, including rent and allocated overhead costs as a result of an expansion of our geographic footprint for office and lab space;
●	an increase of $7.7 million in research and laboratory costs, including laboratory supplies, preclinical and clinical studies;
●	a decrease in collaborations of $11.3 million which is primarily due our collaboration with FCDI. The decline was due to less in process development work in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us, and
●	a decrease in other expenses of $1.0 million

General and administrative expenses

General and administrative expenses were $31.9 million and $19.2 million for the years ended December 31, 2022 and 2021, respectively. The increase of $12.7 million was primarily due to increased personnel-related expenses of $3.5 million, and an increase of stock-based compensation of $2.6 million, an increase of $5.5 million in facilities and information technology, primarily attributable to an increase in headcount to build our infrastructure, increased directors’ and officers’ insurance expense of $0.8 million, increased professional fees of $0.2 million relating to accounting, audit and legal services as well as costs associated with ongoing business activities and operating as a public company.

In-process research and development

In-process research and development expenses was $10 million for the year ended December 31, 2022. As a direct result of the execution of the Collaboration Agreement with Bristol-Myers Squibb, the Company incurred $10 million in fees to amend the FCDI agreement to gain access to the territory rights of Japan. See Note 11 to our consolidated financial statements. There was no in-process research and development expenses for the year ended December 31, 2021.

Interest expense

Interest expense was $1.4 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively, which related to our Loan Agreement with Hercules.

Other income, net

Other income, net consisted of interest income was $4.4 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, which included interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $591 million in net proceeds from the sales of our equity securities. As of December 31, 2022, we had cash, and cash equivalents of $84.3 million and investments of $283.1 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $519.1 million as of December 31, 2022. As further described in Note 3 of our consolidated financial statements, we obtained a cash capital commitment from Bayer totaling $215 million, from which net proceeds of $74.8 million were received in June 2019, $38.1 million were received in November 2020 and $31.9 million were received in January 2021. The commitment agreement terminated in connection with the Series C Financing, and Bayer has no continuing obligation to invest any additional amounts thereunder. As further described in Note 9 of our consolidated financial statements, we entered into a Loan Agreement with Hercules, pursuant to which net proceeds of $9.6 million were received by us in September 2020. As further described in Note 10 of our consolidated financial statements, in February 2021, we sold 24,721,999 shares of our Series C preferred stock to certain institutional investors for net proceeds of approximately $159.6 million. Upon the closing of our IPO, the Series C preferred stock automatically converted into 9,825,513 shares of common stock. On June 22, 2021, we closed our IPO in which we issued and sold 12,132,500 shares of our common stock at a public offering price of $20.00 per share. We received net proceeds of $221.2 million after deducting underwriting discounts and commissions and other expenses. As described in Note 11, in January 2022 we entered into a Collaboration Agreement with Bristol-Myers Squibb resulting in an upfront payment of $100 million. In connection with the Collaboration Agreement, Bristol-Myers Squibb also purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50 million.

In July 2022, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. No sales have been made under the Sales Agreement since its inception.

Future funding requirements

We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting preclinical studies and clinical trials, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally. Based on our current business plans, we believe that our existing cash, cash equivalents, and investments, as of December 31, 2022 will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

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

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the macroeconomic factors such as inflationary pressures, recent liquidity constraints, failures and instability in U.S. and international financial banking systems, political unrest and hostilities, war or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities, which, in the case of equity securities, may occur at prices lower than the offering price of our common stock. If we sell equity or equity-linked securities, our current stockholders, may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended	Year ended
	December 31, 2022	December 31, 2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$14,052	$(89,002)
Investing activities	(13,128)	(298,338)
Financing activities	27,158	417,774
Net increase in cash, cash equivalents, and restricted cash	$28,082	$30,434

Operating activities

Net cash provided by operating activities was $14.1 million, and net cash used in operating activities was $89 million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by operating activities during the year ended December 31, 2022 consisted primarily of an increase in deferred revenues of $118 million, an increase in accrued expenses of $4 million, an increase in operating lease liability of $5.3 million, and an increase of non-cash charges of $20.9 million. The non-cash charges of $20.9 million consisted primarily of $10.7 million of stock-based compensation expense, depreciation expense of $8.4 million, and operating lease expense of $1.6 million. This increase was partially offset by our net loss of $130.9 million and net cash outflows from decreases in our accounts payable of $4.8 million.

Net cash used in operating activities was $89 million for the year ended December 31, 2021. Net cash used in operating activities during the year ended December 31, 2021 consisted primarily of our net loss of $95.8 million and net cash outflows from decreases in our accounts payable of $1.8 million, increases in our prepaid expenses and other assets of $3.2 million, partially offset by increases in accrued expenses and other liabilities of $1.5 million, and non-cash charges of $9.6 million. The non-cash charges of $9.6 million consisted primarily of $3.7 million for depreciation expense, stock-based compensation expense of $4.7 million, and operating lease expense of $0.8 million.

Investing activities

Cash used in investing activities was $13.1 million and $298.3 million for the years ended December 31, 2022 and 2021, respectively. Cash used in investing activities for the year ended December 31, 2022, was $13 million, which consisted primarily of net purchases of investments of $254 million, and purchases of property and equipment of $30.6 million, which was partially offset by net sales of fixed maturity securities of $271.5 million.

Cash used in investing activities for the year ended December 31, 2021 was $298.3 million which consisted primarily of net purchases of investments of $330 million, and purchases of property and equipment of $45 million partially, which was offset by net sales of fixed maturity securities of $76.7 million.

Financing activities

Cash provided by financing activities was $27.2 million and $417.8 million for the years ended December 31, 2022 and 2021, respectively. Cash provided by financing activities for the year ended December 31, 2022 consisted primarily of proceeds from issuance of shares to Bristol-Myers Squibb for $26.8 million, and proceeds from issuance of common stock of $0.3 million.

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

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2022:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$5,184	$17,245	$17,847	$54,049	$94,325
Long-term debt	6,502	3,893	—	—	10,395
Interest on long-term debt (1)	1,136	104	—	—	1,240

(1) Reflects minimum interest payable under the Loan Agreement. Payment herein subject to variable rate debt have been estimated.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of December 31, 2022 are contingent upon future events such as our achievement of pre- specified development, regulatory, and commercial milestones, or royalties on net product sales. As of December 31, 2022, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations. Our leases have initial lease terms ranging from 5 to 16 years.

We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 12 to our consolidated financial statements for additional information.

We have entered into a $10 million Term Loan Agreement with Hercules. Amounts borrowed under the Loan Agreement have an interest-only period of up to 30 months and a maturity date of April 1, 2024. See Note 9 to our consolidated financial statements for additional information.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter of such year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

The obligations under our collaboration agreements may include research and development services to be performed by us for or on behalf of the customer. Amounts allocated to these performance obligations are recognized as we perform these obligations, and revenue is measures based on an inputs method of costs incurred to date of budgeted costs. Under certain circumstances, we may be reimbursed for certain expenses incurred under the research and development services.

At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the statements of operations in the period of adjustment.

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

Clinical trial costs are a component of research and development expenses. The Company expenses costs for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the clinical trial costs incurred.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate and liquidity risk

We had cash, cash equivalents, and restricted cash of $86.2 million as of December 31, 2022, which consisted of bank deposits and money market funds. We also had investments of $283.1 million as of December 31, 2022. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations. Additionally, we had the $10.0 million borrowing related to the Loan Agreement in September 2020 with a floating interest rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 9.55%. We are therefore exposed to changes in variable United States interest rates on borrowings under our Loan Agreement. A hypothetical 1% increase in interest rates would not result in a material impact to our business.

In addition, we are subject to liquidity risk. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver.  At the time the FDIC was appointed receiver, we had deposit, sweep and other accounts at SVB, which represented less than 1% of our total cash, cash equivalents, restricted cash and investments. We have established a redundant operating account with a major U.S. banking institution.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and laboratory consumables. We believe that inflation has not had a material effect on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Century Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania

March 16, 2023

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	$84,265	$56,445
Short-term investments	231,233	166,434
Escrow deposits, current	220	502
Prepaid expenses and other current assets	4,003	4,773
Total current assets	319,721	228,154

Property and equipment, net	82,785	57,967
Operating lease right-of-use assets	28,945	11,854
Restricted cash	1,979	1,717
Escrow deposits, non-current	—	220
Long-term investments	51,854	135,914
Security deposits	1,260	1,549
Total assets	$486,544	$437,375

Liabilities, convertible preferred stock, and stockholders’ equity

Current liabilities
Accounts payable	$5,454	$7,596
Accrued expenses and other liabilities	9,841	6,040
Deposit liability	866	980
Long-term debt, current	6,502	1,039
Deferred revenue, current	7,154	—
Total current liabilities	29,817	15,655

Operating lease liability, long term	38,698	14,559
Deposit liability, non-current	718	2,020
Deferred revenue, non-current	110,834	—
Long-term debt, net	3,739	8,903

Total liabilities	183,806	41,137

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized at December 31, 2022 and 2021, and 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized at December 31, 2022 and 2021; 58,473,660 and 55,005,523 shares issued and outstanding at December 31, 2022 and 2021, respectively	6	5
Additional paid-in capital	824,292	785,049
Accumulated deficit	(519,098)	(388,166)
Accumulated other comprehensive loss	(2,462)	(650)
Total stockholders’ equity	302,738	396,238
Total liabilities and stockholders’ equity	$486,544	$437,375

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

Collaboration revenue	$5,199	$—

Operating expenses
Research and development	97,173	75,648
General and administrative	31,857	19,235
In-process research and development	10,000	—
Total operating expenses	139,030	94,883

Loss from operations	(133,831)	(94,883)

Interest expense	(1,430)	(1,275)
Other income, net	4,420	377
Total other income (expense)	2,990	(898)
Loss before provision for income taxes	(130,841)	(95,781)
Provision for income taxes	(91)	(43)
Net loss	$(130,932)	$(95,824)

Net loss per common share Basic and Diluted	(2.27)	(2.96)
Weighted average common shares outstanding Basic and Diluted	57,755,842	32,392,554
Other comprehensive loss
Net loss	$(130,932)	$(95,824)
Unrealized loss on investments	(1,786)	(615)
Foreign currency translation	(26)	(32)
Comprehensive loss	$(132,744)	$(96,471)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A		Series B		Series C								Accumulated
	Convertible		Convertible		Convertible					Additional			Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Receivable	Deficit	Loss	Equity
Balance, December 31, 2020	35,000,000	$34,922	26,143,790	$144,839	—	$—	7,481,861	$1		$217,832	$(31,900)	$(292,342)	$(3)	$(106,412)
Receipt of subscription receivable	—	—	—	—	—	—	—	—		—	31,900	—	—	31,900
Issuance of Series C preferred stock, net	—	—	—	—	24,721,999	159,628	—	—		—	—	—	—	—
Net assets contributed as result of merger	—	—	—	—	—	—	—	—	—	1,061	—	—	—	1,061
Conversion of convertible preferred stock upon initial public offering	(35,000,000)	(34,922)	(26,143,790)	(144,839)	(24,721,999)	(159,628)	34,126,528	3		339,385	—	—	—	339,388
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance cost	—	—	—	—	—	—	12,132,500	1		221,401	—	—	—	221,402
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	199,696	—		213	—	—	—	213
Vesting of restricted stock	—	—	—	—	—	—	566,033	—		—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	498,905	—		426	—	—	—	426
Warrants granted for services	—	—	—	—	—	—	—	—		69	—	—	—	69
Unrealized loss on investments	—	—	—	—	—	—	—	—		—	—	—	(615)	(615)
Foreign currency translation	—	—	—	—	—	—	—	—		—	—	—	(32)	(32)
Stock based compensation	—	—	—	—	—	—	—	—		4,662	—	—	—	4,662
Net loss	—	—	—	—	—	—	—	—		—	—	(95,824)	—	(95,824)
Balance, December 31, 2021	—	$—	—	$—	—	$—	55,005,523	5		$785,049	$—	$(388,166)	$(650)	$396,238
Issuance of stock to collaboration partner	—	—	—	—	—	—	2,160,760	1		26,812	—	—	—	26,813
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	342,833	—		345	—	—	—	345
Vesting of restricted stock	—	—	—	—	—	—	488,758	—		—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	475,786	—		1,417	—	—	—	1,417
Stock based compensation	—	—	—	—	—	—	—	—		10,669	—	—	—	10,669
Unrealized loss on investments	—	—	—	—	—	—	—	—		—	—	—	(1,786)	(1,786)
Foreign currency translation	—	—	—	—	—	—	—	—		—	—	—	(26)	(26)
Net loss	—	—	—	—	—	—	—	—		—	—	(130,932)	—	(130,932)
Balance, December 31, 2022	—	$—	—	$—	—	$—	58,473,660	$6		$824,292	$—	$(519,098)	$(2,462)	$302,738

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net loss	$(130,932)	$(95,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,440	3,748
Amortization of deferred financing cost	299	306
Non-cash operating lease expense	1,631	834
Stock based compensation	10,669	4,662
Warrants issued for services	—	69
Change in operating assets and liabilities:
Escrow deposit	502	784
Prepaid expenses and other assets	1,028	(3,182)
Operating lease liability	5,258	(41)
Deferred revenue	117,988	—
Accounts payable	(4,788)	(1,848)
Accrued expenses and other liabilities	3,957	1,490
Net cash provided by (used in) operating activities	14,052	(89,002)

Cash flows from investing activities
Acquisition of property and equipment	(30,604)	(44,970)
Acquisition of fixed maturity securities, available for sale	(254,000)	(330,034)
Sale of fixed maturity securities, available for sale	271,476	76,666
Net cash used in investing activities	(13,128)	(298,338)

Cash flows from financing activities

Proceeds from initial public offering, net of underwriting discounts and commissions	—	221,402
Proceeds from issuance of common stock	345	213
Proceeds from early exercises of common stock options	—	2,305
Proceeds from subscription receivable	—	31,900
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	159,628
Cash contributed as a result of merger	—	2,326
Proceeds from issuance of shares to collaboration partner	26,813	—
Net cash provided by financing activities	27,158	417,774

Net increase in cash, cash equivalents, and restricted cash	28,082	30,434

Cash, cash equivalents and restricted cash, beginning of period	58,162	27,728

Cash, cash equivalents and restricted cash, end of period	$86,244	$58,162

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$1,097	$969
Cash paid for income tax	$—	$14

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock upon initial public offering	—	339,388
Purchase of property and equipment, accrued and unpaid	$2,654	$1,360

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2022, the Company incurred a net loss of $130,932 and generated $14,052 of cash from operations. Cash and cash equivalents and short and long-term investments were $367,352 at December 31, 2022. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of December 31, 2022 and 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of December 31, 2022 and 2021, the Company had $1,979 and $1,717 in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$84,265	$56,445
Restricted cash	1,979	1,717
Cash, cash equivalents, and restricted cash	$86,244	$58,162

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

Property and equipment, net

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally five years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining term of the lease. Construction in progress includes direct cost related to the construction of leasehold improvements and is stated at original cost. Such costs are not depreciated until the asset is completed and placed into service. Once the asset is placed into service, these capitalized costs will be allocated to leasehold improvements and will be depreciated over the shorter of the asset’s useful life or the remaining term of the lease. Computer software and equipment includes implementation costs for cloud-based software and network equipment.

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

Clinical trial costs are a component of research and development expenses. The Company expenses costs for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the clinical trial costs incurred.

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted- average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the years ended December 31, 2022 and 2021.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 16) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At December 31, 2022 and 2021, there were $1,584 and $3,000, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	December 31, 2022	December 31, 2021
Total shares legally outstanding	59,137,491	56,633,898
Less: unvested early exercised shares	(470,800)	(946,586)
Less: unvested restricted stock (Note 17)	(193,031)	(681,789)
Total shares issued and outstanding	58,473,660	55,005,523

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

The obligations under the Company’s collaboration agreements may include research and development services to be performed by the Company for or on behalf of the customer. Amounts allocated to these performance obligations are recognized as the Company performs these obligations, and revenue is measured based on an inputs method of costs incurred to date of budgeted costs. Under certain circumstances, the Company may be reimbursed for certain expenses incurred under the research and development services.

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

Note 4—Asset purchase by Century Therapeutics Canada ULC

On June 9, 2020, Century Canada and the Company entered into an agreement with Empirica, a company focused on the development of adoptive immunotherapies against aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis. Under the terms of the Empirica Agreement, the Company acquired an IPR&D asset. Cash of $4,519 was paid at closing and transaction expenses totaled $203. The Company also deposited $1,506 in escrow (the “Escrow Deposit”). Release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal annual installments over a three-year period related to continuing services by certain Empirica shareholders who are employed by the Company. In July 2021, the first annual installment of $523 was released from escrow. In June 2022, the second annual installment of $517 was release from escrow. As of December 31, 2022 and 2021, accrued compensation expense on the promissory note was $220 and $261, which is presented within escrow deposits on the consolidated balance sheets.

Note 5—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$77,736	—	—	$77,736
U.S. Treasury	86,475	—	—	86,475
Corporate bonds	—	196,603	—	196,603
Total	$164,211	$196,603	$—	$360,814

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2021, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$52,882	—	—	$52,882
U.S. Treasury	79,752	—	—	79,752
Corporate bonds	—	222,596	—	222,596
Total	$132,634	$222,596	$—	$355,230

There were no transfers between levels during the years ended December 31, 2022 and 2021. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2022:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$87,798	$—	$(1,323)	$86,475
Corporate bonds	197,668	2	(1,067)	196,603
Total	$285,466	$2	$(2,390)	$283,078

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2021:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$80,052	$—	$(300)	$79,752
Corporate bonds	222,898	—	(302)	222,596
Total	$302,950	$—	$(602)	$302,348

The following table provides the maturities of the Company’s fixed maturity available-for-sale securities:

	December 31, 2022	December 31, 2021
Less than one year	$231,224	$166,434
One to five years	51,854	135,914
	$283,078	$302,348

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

Note 6—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	December 31,	December 31,
	2022	2021
Research and development	$110	$210
Insurance	1,454	1,606
Software licenses	1,417	2,033
Reimbursement receivable	780	250
Warranties	242	424
Other	—	250
Total prepaid expenses and other current assets	$4,003	$4,773

Note 7—Property and equipment, net

The following is a summary of property and equipment, net:

	December 31,	December 31,
	2022	2021
Lab equipment	$28,811	$18,114
Leasehold improvements	48,951	8,365
Construction in progress	13,998	32,836
Computer software and equipment	3,132	2,623
Furniture and fixtures	1,548	1,358
Total	96,440	63,296
Less: Accumulated depreciation	(13,655)	(5,329)
Property and equipment, net	$82,785	$57,967

Depreciation expense was $8,440 and $3,748 for the years ended December 31, 2022 and 2021, respectively.

Note 8—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	December 31,	December 31,
	2022	2021
Payroll and bonuses	$7,062	$4,445
Interest	117	82
Accrued clinical trial related costs	314	—
Professional and legal fees	1,637	796
Operating lease liability, current	475	615
Other	236	102
Total accrued expenses and other liabilities	$9,841	$6,040

Note 9—Long-term debt

The following is a summary of the Company’s indebtedness:

	December 31, 2022	December 31, 2021
Principal	$10,000	$10,000
Plus: End of term fee	395	395
Less: Debt discount attributable to warrants, net of accretion	(8)	(25)
Less: Unamortized deferred financing cost and end of term fee, net of accretion	(146)	(428)
Long-term debt, net	$10,241	$9,942

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

The Loan Agreement has a four-year term and an interest-only period of up to 30 months. The Company was in compliance with all provisions of the Loan Agreement as of December 31, 2022. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 9.55%. The interest rate as of December 31, 2022 and 2021 was 13.8% and 9.55%, respectively.

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

Interest expense of the Loan Agreement is as follows:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Interest expense	$1,105	$969
Amortization of debt issuance costs, including end of term fee accretion	299	306
	$1,404	$1,275

Included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 was $117 and $82 of accrued interest, respectively.

Future principal payments due (including the end of term fee) under the Loan Agreement are as follows (in thousands):

Principal Payments
2023	$6,502
2024	3,893
Total future payments	$10,395

Note 10—Stockholders’ Equity

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

Note 11 – Bristol-Myers Squibb Collaboration

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

At December 31, 2022, the total transaction price of $123,200 is allocated to the performance obligations based on their estimated standalone selling price. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2022:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,164	$-	$109,164
Research and development services	14,023	(5,199)	8,824
Total	123,187	(5,199)	117,988
Less current portion of deferred revenue	-	-	(7,154)
Total long-term deferred revenue	$123,187	$(5,199)	$110,834

As a direct result of the execution of the Collaboration Agreement, the Company incurred $10,000 in fees to amend the FCDI agreement to gain access to the territory rights of Japan. This is recorded as in-process research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

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

The Company had $110 within accounts payable as of December 31, 2022 and $36 within accrued expenses and other liabilities as of December 31, 2021, in its consolidated balance sheets related to the Master Service Agreement.

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

Note 13—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $1,260 and $1,549 within security deposits in its consolidated balance sheets at December 31, 2022 and 2021, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases. Variable lease costs generally include common area maintenance and real estate taxes.

The following table reflects the components of lease expense:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Operating lease expense:
Fixed lease cost	$4,803	$2,256
Variable lease cost	1,261	709
Short term lease expense	2,600	2,628
Total operating lease expense	$8,664	$5,593

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		December 31,	December 31,
	Location in Balance Sheet	2022	2021

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$28,945	$11,854
Operating lease liability, current	Accrued expenses and other liabilities	$475	$615
Operating lease liability, long-term	Operating lease liability, long-term	38,698	14,559
Total operating lease liability		$39,173	$15,174

The following table reflects supplement lease term and discount rate information related to leases:

	As of December 31, 2022	As of December 31, 2021
Weighted-average remaining lease terms - operating leases	9.4 years	8.0 years
Weighted-average discount rate - operating leases	9.0%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,258	$(41)
Right-of-use assets obtained in exchange for lease obligations:	$19,599	$3,295

The following table reflects future minimum lease payments under noncancelable leases as of December 31, 2022:

Operating Leases
2023	$5,184
2024	8,540
2025	8,705
2026	8,833
2027	9,014
Thereafter	54,049
Total lease payments	94,325
Less: Imputed interest	(48,703)
Less: Tenant incentive receivable	(6,449)
Total	$39,173

Note 14—Income taxes

Until February 25, 2021, the Company was organized as a limited liability company, which is considered a passthrough entity for federal and state income tax purposes. As such, any taxable income or loss realized by the Company for the period ended February 25, 2021 was allocated to the members in accordance with their respective membership interest and reported on their individual tax returns.

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(131,314)	$(96,002)
Foreign	473	178
Loss before provision for income taxes	$(130,841)	$(95,824)

The components of the provision for income taxes is as follows:

	Year Ended December 31,
	2022	2021
Current expense:
Federal	$-	$-
State	-	-
Foreign	86	43
Total current expense:	86	43

Deferred expense:
Federal	-	-
State	-	-
Foreign	5	-
Total deferred expense:	5	-

Total income tax expense	$91	$43

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income at US statutory rate	21.0%	21.0%
State taxes, net of federal benefit	11.0%	10.5%
Permanent differences	0.6%	0.5%
Tax credits	1.9%	4.3%
Non-taxable income	0.0%	(0.5)%
Valuation allowance	(33.8)%	(32.2)%
Change in entity tax status	0.0%	(0.7)%
Other	(0.7)%	(3.0)%
	0.0%	(0.1)%

The net deferred income tax asset balance related to the following:

	Year Ended December 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards	$35,187	$28,537
Lease liability	12,236	5,127
Accrued expenses & other	605	1,530
Research & Development (R&D) tax credits	5,351	4,211
Capitalized R&D expenses	28,693	-
Stock based compensation	3,391	729
Amortization	4,304	1,500
Total deferred tax assets	89,767	41,634
Valuation allowance	(78,469)	(34,262)
Net deferred tax assets	11,298	7,372
Deferred tax liability
Depreciation	(2,264)	(3,366)
Right-of-use asset	(9,039)	(4,006)
Total deferred tax liabilities	(11,303)	(7,372)
Net deferred tax liability	$(5)	$-

As of December 31, 2022, the Company had an indefinite-lived federal net operating loss carryforward of $104,300. As of December 31, 2022, the Company has state and local NOL carryforwards of $109,700 and $152,800, respectively. The state net operating loss carryforwards will begin to expire in 2039. As of December 31, 2022, the Company also has federal tax credits of $5,351, which begin to expire in 2039.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2022 and 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net US DTAs as of December 31, 2022 and 2021.

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

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and development tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance was maintained against the Company's net US DTAs as of December 31, 2022 and 2021. A change in the Company’s valuation allowance was recorded in 2022, in the amount of $44,207 due primarily to the generation of additional net operating losses and the associated gross deferred tax assets.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. During the year ended December 31, 2022, the Company capitalized $101,600 of R&D expenses.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022 and 2021, the Company has not recorded any uncertain tax positions in its financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2022 and 2021, no accrued interest or penalties are recorded.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2019, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

Note 15—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Numerator
Net loss	$(130,932)	$(95,824)

Denominator
Weighted-average common shares for basic and diluted net loss per share	57,755,842	32,392,554

Basic and diluted net loss per common share	$(2.27)	$(2.96)

The Company’s potentially dilutive securities, which include the convertible preferred stock, restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted- average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the years ended December 31, 2022 and 2021 because including them would have had an anti-dilutive effect.

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Stock options to purchase common stock	7,489,678	5,678,604
Early exercised stock options subject to future vesting	470,800	946,586
Restricted stock award subject to future vesting	193,031	681,789
Warrants	32,009	32,009
Total	8,185,518	7,338,988

Note 16—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $862 and $536 for the year ended December 31, 2022 and 2021 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards. For the year ended December 31, 2022, the Company recognized $10,669 of stock-based compensation expense of which $4,954 was general and administrative expense and $5,715 was research and development expenses recorded within the consolidated statement of operations and comprehensive loss. For the year ended December 31, 2021, the Company recognized $4,662 of stock-based compensation expense of which $2,357 was general and administrative expense and $2,305 was research and development expenses recorded within the consolidated statement of operations and comprehensive loss.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2022:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2022	5,678,604	$5.36	8.35	$11,595
Granted	2,550,270	12.40	—	—
Exercised	(342,833)	1.01	—	—
Forfeited	(301,877)	8.43	—	—
Cancelled	(94,486)		—	—
Outstanding, December 31, 2022	7,489,678	$7.77	7.84	$8,991
Exercisable at December 31, 2022	3,212,790	$4.35	7.34	$6,864

The weighted average grant date fair value of awards for options granted during the period ended December 31, 2022 was $8.13. As of December 31, 2022, there was $26,645 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.61 years. The aggregate intrinsic value of options vested and exercisable as of December 31, 2022 and 2021 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2022 and 2021 was $6,864 and $2,400, respectively.

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

The Company has never paid dividends and does not expect to in the foreseeable future. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company accounts for actual forfeitures as they occur.

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	December 31, 2022	December 31, 2021
Expected dividend rate	—	—
Expected option term (years)	6.06	6.09
Expected volatility	73.52%	69.73%
Risk-free interest rate	2.04%	1.08%

Restricted Stock

The following table summarizes restricted stock activity for the year ended December 31, 2022:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2021	681,789	$4.20
Granted	—	—
Vested	(488,758)	1.80
Total Unvested December 31, 2022	193,031	$8.41

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

As of December 31, 2022, there was $1,735 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.33 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

As part of the merger, the Company assumed a deposit liability from Prior Century. Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options is recorded as a deposit liability on the Company’s balance sheet, totaling $1,584 and $3,000 as of December 31, 2022 and 2021, respectively.

Note 18—Related party transactions

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

FCDI Collaboration Agreement

In October 2019, the Company entered into the FCDI Collaboration Agreement with FCDI, whereby FCDI will provide certain services to the Company to develop and manufacture iPSCs and immune cells derived therefrom. FCDI will provide services in accordance with the approved research plan and related research budget. The initial research plan covers the period from the date of execution of the FCDI Collaboration Agreement through March 31, 2022. On July 29, 2022 we amended the FCDI Collaboration Agreement to extend the term through September 30, 2025.

On March 23, 2021, the Company entered into a Manufacturing Agreement with FCDI, or the Manufacturing Agreement, pursuant to which FCDI will provide certain agreed upon technology transfer, process development, analytical testing and cGMP manufacturing services to the Company.

On January 7, 2022, the Company and FCDI entered into a letter agreement (the “Letter Agreement”), which amends each of the FCDI Agreements pursuant to the Company’s Research Collaboration and License Agreement with Bristol-Myers Squibb as further discussed in note 18. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, the Company will pay to FCDI (i) an upfront payment of $10,000, (ii) a percentage of any milestone payments received by the Company under the FCDI Collaboration Agreement in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by the Company under the FCDI Collaboration Agreement in respect of sales of products in Japan.

During the years ended December 31, 2022 and 2021, the Company made payments of $5,100 and $16,200 and incurred research and development expenses of $4,900 and $16,700, and legal fees of $200 and $83, respectively, related to the FCDI agreements, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, there was $0 and $2,400, respectively, in accounts payable related to the FCDI agreements on the consolidated balance sheets.

Consulting Arrangements with Shareholders

In 2019, the Company entered into arrangements with two shareholders of the Company, wherein the shareholders provide consulting services to the Company. As compensation for the consulting services, the shareholders are entitled to an annual retainer fee, payable quarterly, along with payment of reasonable expenses associated with providing the consulting services. The Company paid $196 and $75 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively. There were no accrued expenses as of December 31, 2022 and 2021.

Note 19—Subsequent Events

On January 2023, the Company’s Board of Directors approved and management implemented a new portfolio prioritization and capital allocation strategy. The resulting changes include pausing investment in CNTY-103 for glioblastoma as well as a discovery program in hematologic malignancies. The Company will focus on CNTY-101 and will accelerate key programs, including one follow-on candidate for lymphoma, CNTY-102, and CNTY-107 for Nectin-4+ solid tumors. In addition, the Company will continue its partnered programs with Bristol Myers Squibb with no impact to previous guidance on timelines.  The restructuring plan resulted in a reduction in the Company’s workforce of approximately 25%. In addition, lab operations in Seattle and Hamilton will be closed and research activities will be consolidated in Philadelphia.

In connection with the restructuring, the Company incurred approximately $2,032 of cash-based expenses related to employee severance, benefits and related costs, primarily in the first quarter of 2023. In addition, the Company expects to record a non-cash stock-based compensation charge of approximately $581 related to modification of equity awards for employees impacted by the restructuring.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Business Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with applicable policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Management reviewed the results of this assessment with our audit committee.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business

Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In connection with the effectiveness of new SEC rules regarding universal proxy cards and a periodic review of our Amended and Restated Bylaws, our Board approved and adopted the Second Amended and Restated Bylaws, or the Amended Bylaws, effective March 16, 2023. The amendments address matters relating to Rule 14a-19 under the Exchange Act, or the Universal Proxy Rules, providing, among other things, that:

●	a stockholder delivering a notice of nomination must include a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors;
●	a stockholder delivering a notice of nomination must certify to the Company in writing that it has complied with the Universal Proxy Rules requirements;
●	the Company may disqualify a stockholder’s nomination if such stockholder fails to satisfy the Universal Proxy Rules requirements;
●	a stockholder providing notice pursuant to the Company’s advance notice bylaws must inform the Company if the stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rules; and
●	the stockholder to use a proxy card color other than white, which is reserved for the exclusive use of the Board.

The above description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2023 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

(a)(3); (b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on June 25, 2021)
3.2	Second Amended and Restated Bylaws (filed herewith)
4.1	Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)
4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)

4.3

Investors’ Rights Agreement, by and among the Registrant and each of the investors listed on Schedule A thereto, dated February 25, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

4.4

Warrant to Purchase Units of Century Therapeutics, LLC, in favor of Hercules Technology Management Co II, Inc., dated September 14, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.1•

Form of Indemnification Agreement by and between the Registrant and its individual directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

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

10.10•

Form of Restricted Stock Award Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.11•

Form of Non-Qualified Stock Option Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.12•

Form of Incentive Stock Option Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.13•

Form of Stock Option Grant Notice and Award Agreement, under the 2021 Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.14•

Form of Restricted Stock Unit Grant Notice and Award Agreement, under the 2021 Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.15*

Amended and Restated Option Agreement, by and between Century Therapeutics, Inc. and Bayer HealthCare LLC, dated February 25, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.16*

Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.17

Amendment No. 1 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated July 17, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.18*

Amendment No. 2 to Master Collaboration Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.19

Amendment No. 3 to Master Collaboration Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 29, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.20*

Amendment No. 4 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated July 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40498), dated November 10, 2022)

10.21

Letter Agreement, by and among Century Therapeutics, Inc., FUJIFILM Cellular Dynamics, Inc. and Wisconsin Alumni Research Foundation, dated July 2, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.22*

License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.23*

Amendment No. 1 to License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.24*

License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.25*

Amendment No. 1 to License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.26*

Letter Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated January 7, 2022 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)

10.27*

Manufacturing Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.28*

Loan and Security Agreement, by and between Century Therapeutics, Inc. and Hercules Capital, Inc., dated September 14, 2020 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.29

Amendment No. 1 to Loan and Security Agreement, by and between Century Therapeutics, Inc. and Hercules Capital, Inc., dated May 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40498), dated August 11, 2022)

10.30*

Sublicense Agreement, by and between iCELL Inc. and Century Therapeutics, Inc., dated March 20, 2020 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.31*

License Agreement, by and among the Governing Council of the University of Toronto, the McMaster University and Empirica Therapeutics, dated January 22, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.32

License Agreement, by and between Inscripta, Inc. and Century Therapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.33*

Research Collaboration and License Agreement, by and between Century Therapeutics, Inc. and Bristol-Myers Squibb Company, dated January 7, 2022 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)

10.34•

Executive Employment Agreement, by and between the Registrant and Osvaldo Flores, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.35•

Executive Employment Agreement, by and between the Registrant and Michael Diem, M.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.36•

Executive Employment Agreement, by and between the Registrant and Luis Borges, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.37•

Executive Employment Agreement, by and between the Registrant and Adrienne Farid, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.38•

Executive Employment Agreement, by and between the Registrant and Gregory Russotti, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.39

Sales Agreement, dated as of July 1, 2022, by and between Century Therapeutics, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-265975), dated July 13, 2022)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 1.12 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
●	Indicates management contract or compensatory plan.

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

Signature	Title	Date

/s/ Osvaldo Flores, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2023 March 16, 2023
Osvaldo Flores, Ph.D.

/s/ Michael Diem	Chief Business Officer (principal financial officer) Vice President Of Finance And Operations (principal accounting officer)	March 16, 2023
Michael Diem
/s/ Douglas Carr
Douglas Carr

/s/ Kimberly Blackwell, M.D.	Director	March 16, 2023
Kimberly Blackwell, M.D.

/s/ Cynthia Butitta	Director	March 16, 2023
Cynthia Butitta

/s/ Joseph Jimenez	Director, Chairman of the Board	March 16, 2023
Joseph Jimenez

/s/ Alessandro Riva, M.D.	Director	March 16, 2023
Alessandro Riva, M.D.

/s/ Carlo Rizzuto, Ph.D.	Director	March 16, 2023
Carlo Rizzuto, Ph.D.
/s/ Timothy Walbert	Director	March 16, 2023
Timothy Walbert
/s/ Daphne Quimi	Director	March 16, 2023
Daphne Quimi