Form 10-Q
period 2023-03-31
Century Therapeutics, Inc.
filed 2023-05-11
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023 the registrant had 59,580,817 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q or the documents incorporated by reference herein regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would,” “could,” “should,” “potential,” “seek,” “evaluate,” “pursue,” “continue,” “design,” “impact,” “affect,” “forecast,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical and early clinical nature of our business and our ability to successfully advance our current and future product candidates through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the extent to which the COVID-19 pandemic, or any other pandemic or global health crises may impact our business, including development activities, preclinical studies, clinical trials, supply chain and labor force;
●	our dependence on the success of our lead product candidate, CNTY-101;
●	the novelty of our approach to immuno-oncology treatment of cancer, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and future clinical trials;
●	the timing of future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of such IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;
●	our reliance on the maintenance of our collaborative relationship with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, in connection with the furtherance of our collaboration programs;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability geopolitical tensions or the outbreak of hostilities or war;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described under the caption “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$86,832	$84,265
Short-term investments	164,637	231,233
Escrow deposits, current	—	220
Prepaid expenses and other current assets	4,465	4,003
Total current assets	255,934	319,721

Property and equipment, net	85,842	82,785
Operating lease right-of-use assets	28,207	28,945
Restricted cash	1,979	1,979
Long-term investments	83,316	51,854
Security deposits	950	1,260
Total assets	$456,228	$486,544

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,475	$5,454
Accrued expenses and other liabilities	6,531	9,841
Deposit liability	881	866
Long-term debt, current	10,297	6,502
Deferred revenue, current	6,500	7,154
Total current liabilities	27,684	29,817

Operating lease liability, long term	41,168	38,698
Deposit liability, non-current	433	718
Deferred revenue, non-current	109,768	110,834
Long-term debt, net	—	3,739

Total liabilities	179,053	183,806

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 125,236,190 shares authorized; 59,106,784 and 58,473,660 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	828,806	824,292
Accumulated deficit	(550,362)	(519,098)
Accumulated other comprehensive loss	(1,275)	(2,462)
Total stockholders’ equity	277,175	302,738
Total liabilities and stockholders’ equity	$456,228	$486,544

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Collaboration revenue	$1,720	$1,058

Operating expenses
Research and development	24,899	21,196
General and administrative	8,902	7,298
In-process research and development	-	10,000
Total operating expenses	33,801	38,494

Loss from operations	(32,081)	(37,436)

Interest expense	(404)	(314)
Interest income	2,623	253
Other expense, net	(194)	—
Total other income (expense)	2,025	(61)
Loss before provision for income taxes	(30,056)	(37,497)
Provision for income taxes	(1,208)	(16)
Net loss	$(31,264)	$(37,513)

Net loss per common share Basic and Diluted	(0.53)	(0.66)
Weighted average common shares outstanding Basic and Diluted	58,610,375	57,051,539
Other comprehensive loss
Net loss	$(31,264)	$(37,513)
Unrealized gain (loss) on investments	1,196	(1,986)
Foreign currency translation	(9)	(6)
Comprehensive loss	$(30,077)	$(39,505)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	58,473,660	$6	$824,292	$(519,098)	$(2,462)	$302,738
Issuance of common stock upon the exercise of stock options	452,102	—	448	—	—	448
Vesting of restricted stock	95,877	—	—	—	—	—
Vesting of early exercise stock options	85,145	—	269	—	—	269
Unrealized gain on short-term investments	—	—	—	—	1,196	1,196
Foreign currency translation	—	—	—	—	(9)	(9)
Stock based compensation	—	—	3,797	—	—	3,797
Net loss	—	—	—	(31,264)	—	(31,264)
Balance, March 31, 2023	59,106,784	$6	$828,806	$(550,362)	$(1,275)	$277,175

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	55,005,523	$5	$785,049	$(388,166)	$(650)	$396,238
Issuance of stock to collaboration partner	2,160,760	1	26,812	—	—	26,813
Issuance of common stock upon the exercise of stock options	85,396	—	65	—	—	65
Vesting of restricted stock	161,159	—	—	—	—	—
Vesting of early exercise stock options	173,192	—	673	—	—	673
Stock based compensation	—	—	2,380	—	—	2,380
Unrealized loss on investments	—	—	—	—	(1,986)	(1,986)
Foreign currency translation	—	—	—	—	(6)	(6)
Net loss	—	—	—	(37,513)	—	(37,513)
Balance, March 31, 2022	57,586,030	$6	$814,979	$(425,679)	$(2,642)	$386,664

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(31,264)	$(37,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,908	1,160
Amortization of deferred financing cost	56	76
Non-cash operating lease expense	(738)	188
Stock based compensation	3,797	2,380
Change in operating assets and liabilities:
Escrow deposit	220	125
Prepaid expenses and other assets	(160)	1,033
Operating lease liability	3,842	(152)
Deferred revenue	(1,720)	122,129
Accounts payable	(2,954)	(1,503)
Accrued expenses and other liabilities	(3,206)	(1,170)
Net cash (used in) provided by operating activities	(29,219)	86,753

Cash flows from investing activities
Acquisition of property and equipment	(4,991)	(4,067)
Acquisition of fixed maturity securities, available for sale	(42,829)	(103,060)
Sale of fixed maturity securities, available for sale	79,158	63,090
Net cash provided by (used in) investing activities	31,338	(44,037)

Cash flows from financing activities

Proceeds from issuance of common stock	448	65
Proceeds from issuance of shares to collaboration partner	—	26,813
Net cash provided by financing activities	448	26,878

Net increase in cash, cash equivalents, and restricted cash	2,567	69,594

Cash, cash equivalents and restricted cash, beginning of period	86,244	58,162

Cash, cash equivalents and restricted cash, end of period	$88,811	$127,756

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$345	$238

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment, accrued and unpaid	$975	$3,796

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

Note 1—Organization and description of the business

Century Therapeutics, Inc. (the “Company”) is an innovative biotechnology company developing transformative allogeneic cell therapies to create products for the treatment of both solid tumor and hematological malignancies with significant unmet medical need. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities, building infrastructure and raising capital. The Company is incorporated in the state of Delaware.

Century Therapeutics Canada ULC (“Century Canada”) is the Company’s wholly owned subsidiary performing research and development activities in Canada.

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

Since inception, the Company has incurred net losses. During the three months ended March 31, 2023, the Company incurred a net loss of $31,264. During the three months ended March 31, 2023, the Company used $29,219 of cash from operations. Cash and cash equivalents and investments were $334,785 at March 31, 2023. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Reduction in force

In January 2023, the Company's Board of Directors approved, and management implemented a new portfolio prioritization and capital allocation strategy. The resulting changes include pausing investment in CNTY-103 for glioblastoma as well as a discovery program in hematologic malignancies. The Company will focus on CNTY-101 and will accelerate key programs, including one follow-on candidate for lymphoma, CNTY-102, and CNTY-107 for Nectin-4+ solid tumors. In addition, the Company will continue its partnered programs with Bristol Myers Squibb. The restructuring plan resulted in a reduction in the Company's workforce of approximately 25%. In addition, lab operations in Seattle and Hamilton, Ontario were closed and research activities were consolidated in Philadelphia.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2023, the consolidated statements of operations and comprehensive loss, and consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2023 and 2022, and the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2023 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements.

Certain prior year information has been reclassified to conform to the fiscal year 2023 presentation.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of March 31, 2023 and December 31, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Products developed by the Company require clearances from the U.S. Food and Drug Administration (the “FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s future products will receive the necessary clearances. If the Company was denied clearance, clearance was delayed, or if the Company was unable to maintain clearance, it could have a material adverse impact on the Company.

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

Restricted cash

As of March 31, 2023 and December 31, 2022, the Company had $1,979 in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$86,832	$84,265
Restricted cash	1,979	1,979
Cash, cash equivalents, and restricted cash	$88,811	$86,244

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

Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock prior to its initial public offering (“IPO”) and lack of company-specific historical and implied volatility data, the Company based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. Forfeitures are recognized as they occur.

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted- average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three months ended March 31, 2023 and 2022.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Stock Option and Grant Plan (the “2018 Incentive Plan”) (Note 16) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in stockholders’ equity (deficit) until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At March 31, 2023 and December 31, 2022, there were $1,314 and $1,584, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	March 31, 2023	December 31, 2022
Total shares legally outstanding	59,541,904	59,137,491
Less: unvested early exercised shares	(385,655)	(470,800)
Less: unvested restricted stock awards (Note 16)	(49,465)	(193,031)
Total shares issued and outstanding	59,106,784	58,473,660

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

As part of the accounting for these arrangements, the Company must use its judgment to determine the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price. The estimation of the stand-alone selling price may include such estimates as forecasted revenues and costs, development timelines, discount rates, and probabilities of regulatory and commercial success. The Company also applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses of Financial Instruments (ASC 326). The guidance is effective for the Company beginning January 1, 2023 and it changes how entities account for credit losses on the financial assets and other instruments that are not measured at fair value through net income, including available-for-sale debt securities. The adoption of ASC 326 did not have a material impact on the consolidated financial statements.

Note 3—Reduction in force

During the three months ended March 31,2023, the Company incurred $2,032 of cash-based expenses related to employee severances, benefits and related costs. In addition, the Company recorded non-cash stock-based compensation charge of $581 related to modification of equity awards for employees impacted by the restructuring during the quarter ended March 31, 2023. There were no remaining outstanding liabilities related to the reduction in force during the quarter ended March 31, 2023.

Note 4—Asset purchase by Century Therapeutics Canada ULC

On June 9, 2020, Century Canada and the Company entered into an agreement with Empirica Therapeutics, Inc. (“Empirica”), a company focused on the development of adoptive immunotherapies against aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis. Under the terms of the Empirica Agreement, the Company acquired an IPR&D asset. Cash of $4,519 was paid at closing and transaction expenses totaled $203. The Company also deposited $1,506 in escrow (the “Escrow Deposit”). Release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal annual installments over a three-year period related to continuing services by certain Empirica shareholders. In July 2021, the first annual installment of $523 was released from the Escrow Deposit. In June 2022, the second annual installment of $517 was released from the Escrow Deposit. In February 2023, the third installment of $494 was released from Escrow Deposit. As of March 31, 2023 and December 31, 2022, accrued compensation expense on the promissory note was $0 and $220, which is presented within escrow deposits on the consolidated balance sheets.

Note 5—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$83,187	—	—	$83,187
U.S. Treasury	65,197	—	—	65,197
Corporate bonds		182,756	—	182,756
Total	$148,384	$182,756	$—	$331,140

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$77,736	—	—	$77,736
U.S. Treasury	86,475	—	—	86,475
Corporate bonds	—	196,603	—	196,603
Total	$164,211	$196,603	$—	$360,814

There were no transfers between levels during the period ended March 31, 2023. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of March 31, 2023:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$65,807	$—	$(610)	$65,197
Corporate bonds	183,329	87	(660)	182,756
Total	$249,136	$87	$(1,271)	$247,953

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2022:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$87,798	$—	$(1,323)	$86,475
Corporate bonds	197,668	2	(1,067)	196,603
Total	$285,466	$2	$(2,390)	$283,078

The following table provides the maturities of our fixed maturity available-for-sale securities:

	March 31, 2023	December 31, 2022
Less than one year	$164,637	$231,224
One to five years	83,316	51,854
	$247,953	$283,078

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At March 31, 2023 and December 31, 2022, respectively, the Company had 32 and 42 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bond approach maturity.

As of March 31, 2023 and December 31, 2022, accrued interest receivable on available-for-sale investment debt securities totaling $855 and $0, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

Note 6—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	March 31, 2023	December 31, 2022
Research and development	$—	$110
Prepaid clinical trial related costs	791	—
Insurance	884	1,454
Software licenses and other	1,123	1,417
Reimbursement receivable	610	780
Warranties	202	242
Accrued interest receivable	855	—
Total prepaid expenses and other current assets	$4,465	$4,003

Note 7—Property and equipment, net

The following is a summary of property and equipment, net:

	March 31, 2023	December 31, 2022
Lab equipment	$28,787	$28,811
Leasehold improvements	49,180	48,951
Construction in progress	19,758	13,998
Computer software and equipment	3,132	3,132
Furniture and fixtures	1,548	1,548
Total	102,405	96,440
Less: Accumulated depreciation	(16,563)	(13,655)
Property and equipment, net	$85,842	$82,785

Depreciation expense was $2,908 and $1,160 for the three months ended March 31, 2023 and 2022, respectively.

Note 8—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	March 31, 2023	December 31, 2022
Payroll and bonuses	$3,139	$7,062
Interest	122	117
Accrued clinical trial related costs	—	314
Professional and legal fees	2,432	1,637
Operating lease liability, current	579	475
Other	259	236
Total accrued expenses and other liabilities	$6,531	$9,841

Note 9—Long-term debt

The following is a summary of the Company’s indebtedness:

	March 31, 2023	December 31, 2022
Principal	$10,000	$10,000
Plus: End of term fee	395	395
Less: Debt discount attributable to warrants, net of accretion	(8)	(8)
Less: Unamortized deferred financing cost and end of term fee, net of accretion	(90)	(146)
Long-term debt, net	$10,297	$10,241

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

The Loan Agreement has a four-year term and an interest-only period of up to 30 months. The Company was in compliance with all provisions of the Loan Agreement as of March 31, 2023. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 9.55%. The interest rate as of March 31, 2023 was 14.3%.

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

Interest expense of the Loan Agreement is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense	$348	$238
Amortization of debt issuance costs, including end of term fee accretion	56	76
	$404	$314

Included in accrued expenses in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022 was $122 and $117 of accrued interest, respectively.

Future principal payments due (including the end of term fee) under the Loan Agreement are as follows (in thousands):

Principal Payments
2023	$10,395
Total future payments	$10,395

On May 1, 2023, the Company repaid the loan in its entirety. See Note 18.

Note 10 – Bristol-Myers Squibb Collaboration

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

At March 31, 2023, the total transaction price of $123,187 is allocated to the performance obligations based on their estimated standalone selling price. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2023:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,164	$-	$109,164
Research and development services	14,023	(6,919)	7,104
Total	123,187	(6,919)	116,268
Less current portion of deferred revenue	-	-	(6,500)
Total long-term deferred revenue	$123,187	$(6,919)	$109,768

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

The Company had $27 within accounts payable as of March 31, 2023 and $110 as of December 31, 2022, in its consolidated balance sheets related to the Master Service Agreement.

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

Note 12—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $950 and $1,260 within security deposits in its consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease expense:
Fixed lease cost	$1,395	$597
Variable lease cost	125	297
Short term lease expense	594	649
Total operating lease expense	$2,114	$1,543

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		March 31,	December 31,
	Location in Balance Sheet	2023	2022

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$28,207	$28,945
Operating lease liability, current	Accrued expenses and other liabilities	$579	$475
Operating lease liability, long-term	Operating lease liability, long-term	41,168	38,698
Total operating lease liability		$41,747	$39,173

The following table reflects supplement lease term and discount rate information related to leases:

	As of March 31, 2023	As of December 31, 2022
Weighted-average remaining lease terms - operating leases	9.1 years	9.4 years
Weighted-average discount rate - operating leases	9.0%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(31)	$(152)

The following table reflects future minimum lease payments under noncancelable leases as of March 31, 2023:

Operating Leases
2023	$4,306
2024	8,079
2025	8,588
2026	8,727
2027	8,905
Thereafter	53,073
Total lease payments	91,678
Less: Imputed interest	(46,097)
Less: Tenant incentive receivable	(3,834)
Total	$41,747

Note 13—Income taxes

During the three months ended March 31, 2023, the Company recorded income tax expense of $1,208, which includes a tax provision of $13 related to its income tax obligations of its operating company in Canada. The Company is projecting taxable income for tax year 2023, due primarily to revenue recognition for tax purposes from the Company's Research Collaboration and Collaboration Agreement entered into with Bristol-Myers Squibb Company in 2022.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. While the Company anticipates utilizing a portion of its existing net operating loss carryforwards during tax year 2023, the Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of March 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets in the U.S.

Note 14—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Numerator
Net loss	$(31,264)	$(37,513)

Denominator
Weighted-average common shares for basic and diluted net loss per share	58,610,375	57,051,539

Basic and diluted net loss per common share	$(0.53)	$(0.66)

The Company’s potentially dilutive securities, which include restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted- average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Stock options to purchase common stock	10,370,402	7,424,538
Early exercised stock options subject to future vesting	385,655	773,394
Restricted stock award subject to future vesting	49,465	520,630
Unvested restricted stock units	544,650	—
Warrants	32,009	32,009
Total	11,382,181	8,750,571

Note 15—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $384 and $158 for the three months ended March 31, 2023 and 2022, respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

Note 16—Stock-based compensation

On June 17, 2021, the Company adopted the Century Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”) which superseded the 2018 Incentive Plan and from that date forward all issuances of incentive awards will be governed by the 2021 Incentive Plan.

The 2021 Incentive Plan provides for the Company to sell or issue common stock or restricted common stock, restricted stock units (“RSU”), or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board of Directors, and consultants of the Company under terms and provisions established by the Board of Directors. Under the terms of the 2021 Incentive Plan, options may be granted at an exercise price not less than fair market value.

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the board of directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of, (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,750,276 shares, effective as of January 1, 2022. For 2023, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,954,788 shares, effective as of January 1, 2023. As of March 31, 2023, there were 4,863,670 shares available for issuance under the 2021 Incentive Plan.

The Company’s stock-based awards are subject to service-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock awards granted typically vest over a four-year period but may be granted with different vesting terms. The Company may also issue awards with performance-based vesting conditions. For performance-based awards, the Company would reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when the achievement of the performance condition is probable.

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of March 31, 2023, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	10,915,052
Shares available for future stock option and RSU grants	4,863,670
Shares available for employee stock purchase plan	1,114,126
Total	16,892,848

The shares of Common Stock available under the 2021 Incentive Plan as of March 31, 2023 are as follows

Shares
Balance, December 31, 2022	5,786,358
Shares reserved for issuance	2,954,788
Options granted	(3,770,399)
RSU’s granted	(546,795)
Options and RSUs forfeited / cancelled	439,718
Balance March 31, 2023	4,863,670

Stock Options

The following table summarizes stock option activity for the three month period ended March 31, 2023:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2023	7,489,678	$7.77	7.84	$8,991
Granted	3,770,399	4.66	—	—
Exercised	(452,102)	0.99	—	—
Forfeited	(437,573)	10.39	—	—
Outstanding, March 31, 2023	10,370,402	$5.28	4.55	$3,952
Exercisable at March 31, 2023	3,145,362	$6.45	6.93	$3,262

The weighted average grant date fair value of awards for options granted during the three months ended March 31, 2023 was $4.65. As of March 31, 2023, there was $38,428 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 3.13 years.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	March 31, 2022	December 31, 2022
Expected dividend rate	—	—
Expected option term (years)	6.08	6.09
Expected volatility	79.15%	69.73%
Risk-free interest rate	3.65%	1.08%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Research and development	$2,112	$1,309
General and administrative	1,685	1,071
Total stock-based compensation	$3,797	$2,380

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Stock options	$3,546	$2,108
Restricted stock units	97	—
Restricted stock awards	93	272
Employee stock purchase plan	61	—
Total stock-based compensation	$3,797	$2,380

Restricted Stock Units

The following table summarizes RSU activity for the quarter ended March 31, 2023:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2022	—	$—
Granted	546,795	4.64
Forfeited	(2,145)	4.64
Total Unvested March 31, 2023	544,650	$4.64

As of March 31, 2023, there was $2,428 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 3.85 years. All restricted stock units vest over a four-year period.

Restricted Stock Awards

The following table summarizes restricted stock activity as of March 31, 2023 and December 31, 2022:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2022	193,031	$8.41
Granted	—	—
Forfeited	(47,689)	—
Vested	(95,877)	2.50
Total Unvested March 31, 2023	49,465	$7.27

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

As of March 31, 2023, there was $356 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.98 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $1,314 was recorded as a deposit liability on the Company’s balance sheet as of March 31, 2023.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023, the board waived the annual increase to the shares reserved under the ESPP. As of March 31, 2023, there were 1,114,126 shares available for issuance, under the ESPP.

Note 17—Related party transactions

License Agreements and Collaborative Agreements with Shareholder

The Company owns licenses and other contracts with FUJIFILM Cellular Dynamics, Inc. (“FCDI”). FCDI is a shareholder of Century. The acquired licenses and other contracts with FCDI are as follows:

FCDI Licenses

The Company owns a non-exclusive license agreement with FCDI. The license provides the Company with certain patents and know-how related to the reprogramming of human somatic cells to induce pluripotent stem cells (“iPSCs”) (“License Agreement”). Under this agreement, the Company is required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization. Royalties are in the low single digits on the sale of all licensed products.

The Company also owns an exclusive license agreement with FCDI. The license provides the Company with patents and know-how related to human iPSC exclusively manufactured by FCDI.

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

On January 7, 2022, the Company and FCDI entered into a letter agreement (the “Letter Agreement”), which amends each of the FCDI agreements pursuant to the Company’s Research Collaboration and License Agreement with Bristol-Myers Squibb. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, the Company will pay to FCDI (i) an upfront payment of $10,000, (ii) a percentage of any milestone payments received by the Company under the FCDI Collaboration Agreement in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by the Company under the FCDI Collaboration Agreement in respect of sales of products in Japan.

During the three months ended March 31, 2023, the Company made payments of $12 and incurred research and development expenses of $32 and legal fees of $33, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of March 31, 2023, there was $21 in accrued expenses related to this agreement on the consolidated balance sheets. As of December 31, 2022, there was $0 in accrued expenses on the consolidated balance sheets.

During the three months ended March 31, 2022, the Company made payments of $3,003 and incurred research and development expenses of $1,445, and legal fees of $30, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

Bayer Option Agreement

Bayer Health, LLC (“Bayer”) has the right of first refusal to acquire certain products researched and developed by the Company. Subject to certain exceptions, Bayer’s right of first refusal is exercisable with respect to up to four products and may only exercise these option rights in a non-sequential and alternating manner, and such rights are subject to additional limitations.

Consulting Arrangements with Shareholders

In 2019, the Company entered into arrangements with two shareholders of the Company, wherein the shareholders provide consulting services to the Company. As compensation for the consulting services, the shareholders are entitled to an annual retainer fee of $125 payable quarterly, along with payment of reasonable expenses associated with providing the consulting services. The Company incurred $0 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three  months ended March 31, 2023. The Company incurred $19 related to these consulting arrangements that were included in research and development expenses in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, there was $0 in accrued expenses related to this agreement on the consolidated balance sheets. This agreement was terminated in January 2023.

Note 18—Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

On May 1, 2023 the Company repaid the Loan Agreement with Hercules in full. The total repayment was $10,617, which included principal, interest, and end of term and prepayment charge.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023 (the “Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” in our Annual Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $550.4 million as of March 31, 2023. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations. Included in our accumulated deficit, as noted above, is a non-cash expense of $225.9 million related to the fair value of the in-process research and development.

In August 2022, the FDA notified us that our ELiPSE-1 clinical trial may proceed to assess CNTY-101 in patients with relapsed or refractory CD19 positive B-cell malignancies. The phase 1 trial, ELiPSE-1, is intended to assess the safety, tolerability, pharmacokinetics and preliminary efficacy of CNTY-101 in patients with relapsed or refractory CD19-positive B-cell malignancies. We initiated our phase 1 trial and in February 2023, we began dosing patients in ELiPSE-1, evaluating CNTY-101.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering costs of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and the receipt of payments from Bristol-Myers Squibb, in connection with our collaborations as described below, and have not generated any revenues. Since our inception, we have raised approximately $591 million in net proceeds from sales of our equity securities. As of March 31, 2023, we had cash and cash equivalents of $86.8 million and investments of $248.0 million.

In January 2023, we announced a strategic internal portfolio prioritization through which, among other discovery efforts, CNTY-103, a CAR-iNK product targeting CD133 and a discovery program for hematological malignancies, was de-prioritized, allowing us to further prioritize our CNTY-102 and CNTY-107 product candidates, which we believe have a higher probability of technical success and greater market potential. As a result of the operational restructuring, lab operations in Seattle and Hamilton, Ontario, have been closed and research activities have been consolidated in Philadelphia.

Based on our current business plans and the January 2023 strategic reprioritization, we believe, our cash, cash equivalents and investments as of March 31, 2023, will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	progress clinical development of CNTY-101 and continue preclinical development of our other product candidates;
●	seek to discover and develop additional product candidates;
●	expand and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	acquire or in-license other product candidates and technologies; and
●	increase our employee headcount and related expenses to support these activities.

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

While the COVID-19 pandemic has stabilized within many global regions, it may cyclically continue to adversely affect our business, financial condition and results of operations. Although the Department of Health and Human Services announced that the federal public health emergency for COVID-19 ended on May 11, 2023, we expect the trends that emerged as a result of the pandemic may continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. We experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. We implemented a mandatory vaccination policy for all employees and have taken other precautionary measures, including testing of any employees displaying symptoms of COVID-19. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted at this time.

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

Fujifilm Cellular Dynamics, Inc. (FCDI)

On September 18, 2018, we entered into a license agreement, or the Differentiation License, with FCDI. The Differentiation License, as amended, provides us with an exclusive license under certain patents and know-how related to human iPSC consisting of cells that are or are modifications of NK cells, T cells, dendritic cells and macrophages derived from human iPSC. In consideration for the Differentiation License, FCDI received 2,980,803 shares of common stock in connection with the Reorganization.

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

On January 7, 2022, we and FCDI entered into a letter agreement, or the Letter Agreement, which amends each of the FCDI agreements as further discussed in Note 10 to our consolidated financial statements. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we agreed to pay to FCDI (i) an upfront payment of $10 million, (ii) a percentage of any milestone payments received by us under the Collaboration Agreement, in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the Collaboration Agreement in respect of sales of products in Japan.

During the three months ended March 31, 2023, the Company made payments of $12 thousand and incurred research and development expenses of $33 thousand and legal fees of $31 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2022, the Company made payments of $0.8 million and incurred research and development expenses of $0.3 million, and legal fees of $21 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

From inception of the FCDI Collaboration Agreement through March 31, 2023, we incurred $36.1 million of expenses under the FCDI Collaboration Agreement.

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

In-process research and development

As a direct result of the execution of the Collaboration Agreement with Bristol-Myers Squibb, we incurred $10 million in fees to amend the FCDI agreement to gain access to the territory rights of Japan. See Note 10 to our consolidated financial statements.

Interest expense

Interest expense relates to interest incurred on the Loan Agreement we entered into with Hercules Capital, Inc., or Hercules, in 2020, as well as amortization of the related deferred financing cost. See Note 9 to our consolidated financial statements.

Other income, net

Interest income, net consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

We have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. For the three months ended March 31, 2023, the Company recorded $1.2 million in provisions for income taxes in the accompanying consolidated financial statements. The main drivers of the tax provision during the quarter ended March 31, 2023 are taxable revenue related to the Collaboration Agreement with Bristol-Myers Squibb and the limitation of deductions for research and development under Section 174 of the Internal Revenue Code.

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022	Change

	(in thousands)
Collaboration revenue	$1,720	$1,058	$662
Operating expenses:
Research and development	24,899	21,196	3,703
General and administrative	8,902	7,298	1,604
Write off of in-process research and development asset	—	10,000	(10,000)
Total operating expenses	33,801	38,494	(4,693)
Loss from operations	(32,081)	(37,436)	5,355
Other income (expense):
Interest expense	(404)	(314)	(90)
Interest income	2,623	253	2,370
Other income, net	(194)	—	(194)
Total other income (expense)	2,025	(61)	2,086
Loss before provision for income taxes	(30,056)	(37,497)	7,441
Provision for income taxes	(1,208)	(16)	(1,192)
Net loss	$(31,264)	$(37,513)	$6,249

Collaboration revenue

During the three months ended March 31, 2023 and 2022, we recognized revenue of $1.7 and $1.1 million under our collaboration agreement with Bristol-Myers Squibb, respectively.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022	Change

	(in thousands)
Personnel and related costs	$12,469	$9,595	$2,874
Facility and other allocated costs	5,814	2,641	3,173
Research and laboratory	6,124	5,804	320
Collaborations	254	2,385	(2,131)
Consulting	238	609	(371)
Other	-	162	(162)
Total research and development expense	$24,899	$21,196	$3,703

Research and development expenses were $24.9 million and $21.2 million for the three months ended March 31, 2023 and 2022. The increase of $3.7 million was primarily due to:

●	an increase in personnel-related expenses of $2.9 million, including an increase of severance pay of $1.7, which was related to the reduction in force in January of 2023; an increase of $0.2 million in payroll tax expense; and an increase of $0.8 million in stock-based compensation.
●	an increase of $3.2 million of facility and other allocated costs, including an increase of rent and allocated overhead costs of $1.4 million and an increase in depreciation expense of $1.8 million as a result of an expansion of our geographic footprint for office and lab space;
●	a decrease of $2.1 million related to our collaboration with FCDI. The decline was due to in process development work being completed in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us.

General and administrative expenses

General and administrative expenses were $8.9 million for the three months ended March 31, 2023 and $7.3 million for three months ended March 31, 2022. The increase of $1.6 million was primarily due to increased personnel-related expenses of $0.8 million, and an increase of stock-based compensation of $0.6 million primarily attributable to an increase in headcount to build our infrastructure, increased information technology and facility costs, including rent, of $0.8 million, partially offset by a decrease in directors’ and officers’ insurance expense of $0.2 million, and decrease in professional development of $0.3 million.

Interest expense

Interest expense was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $2.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, which related to interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $591 million in net proceeds from the sales of our equity securities. As of March 31, 2023, we had cash, and cash equivalents of $86.8 million and investments of $248.0 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $550.4 million as of March 31, 2023.

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

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic, inflationary pressures, disruptions of financial institutions, political unrest and hostilities, war or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities, which, in the case of equity securities, may occur at prices lower than the offering price of our common stock. If we sell equity or equity-linked securities, our current stockholders, may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022	Change

Net cash provided by (used in):
Operating activities	$(29,219)	$86,753	$(115,972)
Investing activities	31,338	(44,037)	75,375
Financing activities	448	26,878	(26,430)
Net increase in cash, cash equivalents, and restricted cash	$2,567	$69,594	$(67,027)

Operating activities

Net cash used in operating activities was $29.2 million for the three months ended March 31, 2023. Net cash used in operating activities during the three months ended March 31, 2023 consisted primarily of our net loss of $31.3 million. The non-cash charges of $6.0 million consisted primarily of $2.9 million for depreciation expense, non-cash stock-based compensation expense of $3.8 million, and non-cash operating lease expense of $0.7 million. and net cash outflows from decreases in our accounts payable of $3.0 million and accrued expenses and other liabilities of $3.2 million.

Net cash provided by operating activities was $86.8 million for the three months ended March 31, 2022. Net cash provided by operating activities during the three months ended March 31, 2022 consisted primarily of our deferred revenue of $122.1 million from our collaboration agreement with Bristol-Myers Squibb partially offset by our net loss of $37.5 million and net cash outflows from decreases in our accounts payable of $1.5 million, and accrued expenses and other liabilities of $1.2 million.

Investing activities

Net cash provided by investing activities was $31.3 million for the three months ended March 31, 2023. Cash provided by investing activities for the three months ended March 31, 2023 consisted primarily of the sale of fixed maturity securities, available for sale of $79.2 million, which was partially offset by purchases of fixed maturity securities of $42.8 million and acquisition of property and equipment of $5.0 million.

Cash used in investing activities was $44.0 million for the three months ended March 31, 2022. Cash used in investing activities for the three months ended March 31, 2022 consisted primarily of net purchases of fixed maturity securities of $103.1 million and purchases of property and equipment of $4.1 million.

Financing activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2023. Cash provided by financing activities consisted of $0.4 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Net cash provided by financing activities was $26.9 million for the three months ended March 31, 2022. Cash provided by financing activities consisted primarily of net proceeds of $26.8 million from Bristol-Myers Squibb for the purchase of our common stock, and cash of $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2023:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$6,317	$16,829	$17,721	$50,811	$91,678
Long-term debt	10,395	—	—	—	10,395
Interest on long-term debt (1)	122	—	—	—	122

(1) Reflects minimum interest payable under the Loan Agreement. Payment herein subject to variable rate debt have been estimated.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2023 are contingent upon future events such as our achievement of pre- specified development, regulatory, and commercial milestones, or royalties on net product sales. As of March 31, 2023, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations.

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

We have entered into a $10.0 million Term Loan Agreement with Hercules. Amounts borrowed under the Loan Agreement have an interest-only period of up to 24 months and a maturity date of April 1, 2024. On May 1, 2023, the Company repaid the loan in its entirety See Note 9 to our unaudited consolidated financial statements for additional information.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2022 included in the our Annual Report on Form 10-K filed with the SEC on March 16, 2023, except as noted below.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $86.0 million as of March 31, 2023, which consisted of bank deposits and money market funds. We also had investments of $248.8 million as of March 31, 2023. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations. Additionally, we had the $10.0 million borrowing related to the Loan Agreement in September 2020 with a floating interest rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, or (ii) 9.55%. We are therefore exposed to changes in variable United States interest rates on borrowings under our Loan Agreement. A hypothetical 1% increase in interest rates would not result in a material impact to our business.

Banking Instability

Future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and laboratory consumables. We believe that inflation has not had a material effect on our financial statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2023, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number
10.1	Executive Employment Agreement, by and between the Company and Hyam Levitsky, M.D., dated April 15, 2023
10.2	Separation Agreement and Release by and between the Company and Hyam Levitsky, M.D., dated January 23, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

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

● Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Gregory Russotti, Ph.D.
Gregory Russotti, Ph.D.
interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Michael Diem, M.D.
Michael Diem, M.D.
Chief Financial Officer
(Principal Financial Officer)