Form 10-Q
period 2023-06-30
Century Therapeutics, Inc.
filed 2023-08-09
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-40498

Century Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2040295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 N 38th Street, 11th Floor Philadelphia, Pennsylvania (Address of principal executive offices)	19104 (Zip Code)

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

As of August 1, 2023 the registrant had 59,765,270 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$64,439	$84,265
Short-term investments	91,958	231,233
Escrow deposits, current	—	220
Prepaid expenses and other current assets	4,883	4,003
Total current assets	161,280	319,721

Property and equipment, net	83,771	82,785
Operating lease right-of-use assets	24,993	28,945
Restricted cash	1,979	1,979
Long-term investments	144,581	51,854
Security deposits and non-current assets	555	1,260
Total assets	$417,159	$486,544

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,625	$5,454
Accrued expenses and other liabilities	7,856	9,841
Deposit liability	744	866
Long-term debt, current	—	6,502
Deferred revenue, current	6,936	7,154
Total current liabilities	19,161	29,817

Operating lease liability, long term	40,833	38,698
Deposit liability, non-current	361	718
Deferred revenue, non-current	109,233	110,834
Long-term debt, net	—	3,739

Total liabilities	169,588	183,806

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 125,236,190 shares authorized; 59,308,996 and 58,473,660 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	832,425	824,292
Accumulated deficit	(583,652)	(519,098)
Accumulated other comprehensive loss	(1,208)	(2,462)
Total stockholders’ equity	247,571	302,738
Total liabilities and stockholders’ equity	$417,159	$486,544

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Collaboration revenue	$99	$1,396	$1,819	$2,454

Operating expenses
Research and development	22,727	24,494	47,626	45,690
General and administrative	8,229	8,253	17,131	15,551
In-process research and development	-	-	-	10,000
Impairment of long-lived assets	4,220	-	4,220	—
Total operating expenses	35,176	32,747	68,977	71,241

Loss from operations	(35,077)	(31,351)	(67,158)	(68,787)

Interest expense	(136)	(330)	(540)	(644)
Interest income	3,058	706	5,681	960
Other income, net	(186)	5	(380)	4
Total other income (expense)	2,736	381	4,761	320
Loss before provision for income taxes	(32,341)	(30,970)	(62,397)	(68,467)
Provision for income taxes	(950)	(18)	(2,158)	(34)
Net loss	$(33,291)	$(30,988)	$(64,555)	$(68,501)

Net loss per common share Basic and Diluted	(0.56)	(0.54)	(1.10)	(1.19)
Weighted average common shares outstanding Basic and Diluted	59,251,363	57,685,006	58,904,726	57,370,022
Other comprehensive loss
Net loss	$(33,291)	$(30,988)	$(64,555)	$(68,501)
Unrealized gain (loss) on investments	59	(780)	1,255	(2,766)
Foreign currency translation	9	(12)	—	(18)
Comprehensive loss	$(33,223)	$(31,780)	$(63,300)	$(71,285)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	58,473,660	$6	$824,292	$(519,098)	$(2,462)	$302,738
Issuance of common stock upon the exercise of stock options	452,102	—	448	—	—	448
Vesting of restricted stock	95,877	—	—	—	—	—
Vesting of early exercise stock options	85,145	—	269	—	—	269
Unrealized gain on short-term investments	—	—	—	—	1,196	1,196
Foreign currency translation	—	—	—	—	(9)	(9)
Stock based compensation	—	—	3,797	—	—	3,797
Net loss	—	—	—	(31,264)	—	(31,264)
Balance, March 31, 2023	59,106,784	6	828,806	(550,362)	(1,275)	277,175
Issuance of common stock upon the exercise of stock options	118,567	—	125	—	—	125
Vesting of restricted stock	—	—	—	—	—	—
Vesting of early exercise stock options	83,645	—	209	—	—	209
Unrealized gain on short-term investments	—	—	—	—	59	59
Foreign currency translation	—	—	—	—	9	9
Stock based compensation	—	—	3,285	—	—	3,285
Net loss	—	—	—	(33,291)	—	(33,291)
Balance, June 30, 2023	59,308,996	$6	$832,425	$(583,653)	$(1,207)	$247,571

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	55,005,523	$5	$785,049	$(388,166)	$(650)	$396,238
Issuance of stock to collaboration partner	2,160,760	1	26,812	—	—	26,813
Issuance of common stock upon the exercise of stock options	85,396	—	65	—	—	65
Vesting of restricted stock	161,159	—	—	—	—	—
Vesting of early exercise stock options	173,192	—	673	—	—	673
Stock based compensation	—	—	2,380	—	—	2,380
Unrealized loss on investments	—	—	—	—	(1,986)	(1,986)
Foreign currency translation	—	—	—	—	(6)	(6)
Net loss	—	—	—	(37,513)	—	(37,513)
Balance, March 31, 2022	57,586,030	$6	$814,979	$(425,679)	$(2,642)	$386,664
Issuance of stock to collaboration partner	31,381	—	47	—	—	47
Vesting of restricted stock	136,425	—	—	—	—	—
Vesting of early exercise stock options	104,085	—	250	—	—	250
Stock based compensation	—	—	2,771	—	—	2,771
Unrealized loss on investments	—	—	—	—	(780)	(780)
Foreign currency translation	—	—	—	—	(12)	(12)
Net loss	—	—	—	(30,988)	—	(30,988)
Balance, June 30, 2022	57,857,921	$6	$818,047	$(456,667)	$(3,434)	$357,952

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(64,555)	$(68,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,142	2,828
Amortization of deferred financing cost	94	152
Non-cash operating lease expense	(1,563)	626
Stock based compensation	7,082	5,151
Impairment	4,220	—
Change in operating assets and liabilities:
Escrow deposit	220	252
Prepaid expenses and other assets	(268)	239
Operating lease liability	6,723	2,479
Deferred revenue	(1,819)	120,733
Accounts payable	(3,468)	(3,861)
Accrued expenses and other liabilities	(1,277)	1,099
Net cash (used in) provided by operating activities	(48,469)	61,197

Cash flows from investing activities
Acquisition of property and equipment	(9,491)	(14,524)
Acquisition of fixed maturity securities, available for sale	(141,843)	(137,281)
Sale of fixed maturity securities, available for sale	189,646	120,286
Net cash provided by (used in) investing activities	38,312	(31,519)

Cash flows from financing activities

Proceeds from issuance of common stock	572	113
Payments on long term debt	(10,241)	—
Proceeds from issuance of shares to collaboration partner	—	26,813
Net cash (used in) provided by financing activities	(9,669)	26,926

Net (decrease) increase in cash, cash equivalents, and restricted cash	(19,826)	56,604

Cash, cash equivalents and restricted cash, beginning of period	86,244	58,162

Cash, cash equivalents and restricted cash, end of period	$66,418	$114,766

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$586	$492
Cash paid for income tax	$911	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment, accrued and unpaid	$1,639	$313

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

Since inception, the Company has incurred net losses. During the three and six months ended June 30, 2023, the Company incurred a net loss of $33,291 and $64,555, respectively. During the six months ended June 30, 2023, the Company used $48,469 of cash in operations. Cash and cash equivalents and investments were $300,978 at June 30, 2023. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Reduction in force

In January 2023, the Company's Board of Directors approved, and management implemented a new portfolio prioritization and capital allocation strategy. The resulting changes included pausing investment in CNTY-103 for glioblastoma as well as a discovery program in hematologic malignancies. The Company has shifted focus to CNTY-101 and will accelerate key programs, including one follow-on candidate for lymphoma, CNTY-102, and CNTY-107 for Nectin-4+ solid tumors. In addition, the Company continues its partnered programs with Bristol Myers Squibb. The restructuring plan resulted in a reduction in the Company's workforce of approximately 25%. In connection with the restructuring plan, lab operations in Seattle and Hamilton, Ontario were closed and research activities were consolidated in Philadelphia.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2023, the consolidated statements of operations and comprehensive loss, and consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2023 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of June 30, 2023 and December 31, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of June 30, 2023 and December 31, 2022, the Company had $1,979 in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$64,439	$84,265
Restricted cash	1,979	1,979
Cash, cash equivalents, and restricted cash	$66,418	$86,244

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three and six months ended June 30, 2023 and 2022.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Stock Option and Grant Plan (the “2018 Incentive Plan”) (Note 16) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in stockholders’ equity (deficit) until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At June 30, 2023 and December 31, 2022, there were $1,105 and $1,584, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	June 30, 2023	December 31, 2022
Total shares legally outstanding	59,660,423	59,137,491
Less: unvested early exercised shares	(302,011)	(470,800)
Less: unvested restricted stock awards (Note 16)	(49,416)	(193,031)
Total shares issued and outstanding	59,308,996	58,473,660

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flows it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term discounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company analyzed its long-lived assets for impairment and recorded a $4,220 impairment charge related to property and equipment and its right-of-use assets in its condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Note 3—Reduction in force

During the six months ended June 30, 2023, the Company incurred $2,032 of cash-based expenses related to employee severances, benefits and related costs. In addition, the Company recorded non-cash stock-based compensation charge of $581 related to modification of equity awards for employees impacted by the restructuring during the six month ended June 30, 2023. There were no remaining outstanding liabilities related to the reduction in force at June 30, 2023.

Note 4—Asset purchase by Century Therapeutics Canada ULC

On June 9, 2020, Century Canada and the Company entered into an agreement with Empirica Therapeutics, Inc. (“Empirica”), a company focused on the development of adoptive immunotherapies against aggressive and treatment-resistant forms of cancers, including glioblastoma and brain metastasis. Under the terms of the Empirica Agreement, the Company acquired an IPR&D asset. Cash of $4,519 was paid at closing and transaction expenses totaled $203. The Company also deposited $1,506 in escrow (the “Escrow Deposit”). Release of the Escrow Deposit is subject to the terms of a promissory note, which provides for the funds to be released in equal annual installments over a three-year period related to continuing services by certain Empirica shareholders. In July 2021, the first annual installment of $523 was released from the Escrow Deposit. In June 2022, the second annual installment of $517 was released from the Escrow Deposit. In February 2023, the third installment of $494 was released from Escrow Deposit. As of June 30, 2023 and December 31, 2022, accrued compensation expense on the promissory note was $0 and $220, which is presented within escrow deposits on the consolidated balance sheets.

Note 5—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$56,410	—	—	$56,410
U.S. Treasury	43,195	—	—	43,195
Corporate bonds		194,468	—	194,468
Total	$99,605	$194,468	$—	$294,073

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$77,736	—	—	$77,736
U.S. Treasury	86,475	—	—	86,475
Corporate bonds	—	196,603	—	196,603
Total	$164,211	$196,603	$—	$360,814

There were no transfers between levels during the period ended June 30, 2023. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of June 30, 2023:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$43,318	$—	$(124)	$43,194
Corporate bonds	195,469	—	(1,001)	194,468
Total	$238,787	$—	$(1,125)	$237,662

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2022:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$87,798	$—	$(1,323)	$86,475
Corporate bonds	197,668	2	(1,067)	196,603
Total	$285,466	$2	$(2,390)	$283,078

The following table provides the maturities of our fixed maturity available-for-sale securities:

	June 30, 2023	December 31, 2022
Less than one year	$92,188	$231,224
One to five years	145,474	51,854
	$237,663	$283,078

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At June 30, 2023 and December 31, 2022, the Company had 62 and 42 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bond approach maturity.

As of June 30, 2023 and December 31, 2022, accrued interest receivable on available-for-sale investment debt securities totaling $1,125 and $0, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

Note 6—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	June 30, 2023	December 31, 2022
Research and development	$327	$110
Prepaid clinical trial related costs	215	—
Insurance	1,867	1,454
Software licenses and other	608	1,417
Reimbursement receivable	581	780
Warranties	160	242
Accrued interest receivable	1,125	—
Total prepaid expenses and other current assets	$4,883	$4,003

Note 7—Property and equipment, net

The following is a summary of property and equipment, net:

	June 30, 2023	December 31, 2022
Lab equipment	$29,515	$28,811
Leasehold improvements	60,231	48,951
Construction in progress	8,763	13,998
Computer software and equipment	3,597	3,132
Furniture and fixtures	1,470	1,548
Total	103,576	96,440
Less: Accumulated depreciation	(19,805)	(13,655)
Property and equipment, net	$83,771	$82,785

Depreciation expense was $3,234 and $1,668 for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $4,002 in impairment on property and equipment, net during the three months ended June 30, 2023. See footnote 18, “Impairment of Long-Lived Assets”.

Depreciation expense was $6,142 and $2,828 for the six months ended June 30, 2023 and 2022, respectively.

Note 8—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	June 30, 2023	December 31, 2022
Payroll and bonuses	$4,952	$7,062
Interest	—	117
Accrued clinical trial related costs	—	314
Professional and legal fees	1,614	1,637
Operating lease liability, current	1,183	475
Other	107	236
Total accrued expenses and other liabilities	$7,856	$9,841

Note 9—Long-term debt

The following is a summary of the Company’s indebtedness:

	June 30, 2023	December 31, 2022
Principal	$—	$10,000
Plus: End of term fee	—	395
Less: Debt discount attributable to warrants, net of accretion	—	(8)
Less: Unamortized deferred financing cost and end of term fee, net of accretion	—	(146)
Long-term debt, net	$—	$10,241

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

On May 1, 2023, the Company prepaid the Loan Agreement in full. The total amount paid to Hercules in connection with the prepayment was $10,617, which included all outstanding principal, accrued and unpaid interest and end of term and prepayment charges (“the Payoff Amount”). The Payoff Amount included a prepayment charge of $100 (equal to 1.0% of the outstanding principal), and an end of term fee of $395, which is being recognized as interest expense and accreted over the term of the Loan Agreement using the effective interest method. Upon receipt by Hercules of the Payoff Amount on May 1, 2023, all obligations, covenants, debts and liabilities of the Company under the Loan Agreement were satisfied and discharged in full, and the Loan Agreement was terminated.

The Loan Agreement had a four-year term and an interest-only period of up to 30 months. Amounts borrowed under the Loan Agreement accrue interest at a floating rate per annum (based on a year of 360 days) equal to (i) the sum of (a) the greater of 6.30% plus (b) the prime rate as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (ii) 9.55%. The interest rate as of May 1, 2023 was 14.3%.

The Company incurred $410 in deferred financing costs pursuant to the Loan Agreement.

The Company issued to Hercules warrants to purchase up to an aggregate of 16,112 shares of common stock. The warrants are exercisable for a period of ten years from the date of the issuance of each warrant at a per share exercise price equal to $13.96, subject to certain adjustments as specified in the warrants. The fair value of the warrants at issuance was $46. The Company accounted for the warrants as equity, and the fair value is recorded in additional paid-in capital. The warrant value is also recorded as a debt discount and classified as a contra-liability on the consolidated balance sheet and amortized to interest expense.

Interest expense attributable to the Loan Agreement is as follows:

	For the Three	For the Three
	Months Ended	Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$136	$254	$540	$492
Amortization of debt issuance costs, including end of term fee accretion	—	76	—	152
	$136	$330	$540	$644

Included in accrued expenses in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $0 and $117 of accrued interest, respectively.

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

The total transaction price of $123,187 was allocated to the performance obligations based on their estimated standalone selling price on January 7, 2022. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2023:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,164	$-	$109,164
Research and development services	14,023	(7,018)	7,005
Total	123,187	(7,018)	116,169
Less current portion of deferred revenue	-	-	(6,936)
Total long-term deferred revenue	$123,187	$(7,018)	$109,233

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2022:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,045	$-	$109,045
Research and development services	14,142	(5,199)	8,943
Total	123,187	(5,199)	117,988
Less current portion of deferred revenue	-	-	(7,154)
Total long-term deferred revenue	$123,187	$(5,199)	$110,834

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

The Company had $0 within accounts payable as of June 30, 2023 and $110 as of December 31, 2022, in its consolidated balance sheets related to the Master Service Agreement.

iCELL Inc. Sublicense Agreement

In March 2020, the Company entered into a Sublicense Agreement with iCELL Inc (“iCELL”) whereby iCELL granted the Company a license of certain patents and technology. The Company will pay iCELL royalties in the low single digits on net sales of the licensed product. In addition to the earned royalties, the Company will pay sales milestones, not to exceed $70,000, for the sales of the licensed product. iCELL is also eligible to receive payments of up to $4,250 in development and regulatory approval milestone payments. No milestones or royalties were due in 2023 or 2022.

Note 12—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $417 and $1,260 within security deposits in its consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense:
Fixed lease cost	$1,620	$906	$3,018	$1,503
Variable lease cost	396	241	521	537
Short term lease expense	302	720	896	1,369
Total operating lease expense	$2,318	$1,867	$4,435	$3,409

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		June 30,	December 31,
	Location in Balance Sheet	2023	2022

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$24,993	$28,945
Operating lease liability, current	Accrued expenses and other liabilities	$1,183	$475
Operating lease liability, long-term	Operating lease liability, long-term	40,833	38,698
Total operating lease liability		$42,016	$39,173

The following table reflects supplement lease term and discount rate information related to leases:

	As of June 30, 2023	As of December 31, 2022
Weighted-average remaining lease terms - operating leases	8.2 years	9.4 years
Weighted-average discount rate - operating leases	9.4%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,723	$2,476
Right-of-use assets obtained in exchange for lease obligations:	$—	$13,482

The following table reflects future minimum lease payments under noncancelable leases as of June 30, 2023:

Operating Leases
2023	$2,857
2024	8,080
2025	8,589
2026	8,047
2027	8,225
Thereafter	51,043
Total lease payments	86,841
Less: Imputed interest	(29,415)
Less: Tenant incentive receivable	(15,410)
Total	$42,016

During the three and six months ended June 30, 2023, the Company recognized $218 in impairment on right-of-use assets. See footnote 18, “Impairment of Long-Lived Assets”.

Note 13—Income taxes

During the six months ended June 30, 2023, the Company recorded income tax expense of $2,158, which includes a tax provision of $108 related to its income tax obligations of its operating company in Canada. The Company is projecting taxable income for tax year 2023, due primarily to revenue recognition for tax purposes from the Company's Research Collaboration and Collaboration Agreement entered into with Bristol-Myers Squibb Company in 2022.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. While the Company anticipates utilizing a portion of its existing net operating loss carryforwards during tax year 2023, the Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of June 30, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets in the U.S.

Note 14—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(33,291)	$(30,988)	$(64,555)	$(68,501)

Denominator
Weighted-average common shares for basic and diluted net loss per share	59,251,363	57,685,006	58,904,726	57,370,022

Basic and diluted net loss per common share	$(0.56)	$(0.54)	$(1.10)	$(1.19)

The Company’s potentially dilutive securities, which include restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the six months ended June 30, 2023 and 2022 because including them would have had an anti-dilutive effect.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Stock options to purchase common stock	8,796,470	7,827,149
Early exercised stock options subject to future vesting	302,011	669,309
Restricted stock award subject to future vesting	49,416	384,206
Unvested restricted stock units	2,398,356	—
Warrants	32,009	32,009
Total	11,578,262	8,912,673

Note 15—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $229 and $237 for the three months ended June 30, 2023 and 2022, respectively, and $613 and $395 for the six months ended June 30, 2023 and 2022, respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the board of directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of, (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,750,276 shares, effective as of January 1, 2022. For 2023, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,954,788 shares, effective as of January 1, 2023. As of June 30, 2023, there were 4,457,977 shares available for issuance under the 2021 Incentive Plan.

The Company’s stock-based awards are subject to service-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock awards granted typically vest over a four-year period but may be granted with different vesting terms. The Company may also issue awards with performance-based vesting conditions. For performance-based awards, the Company would reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when the achievement of the performance condition is probable. During the quarter ended June 30, 2023, the Company issued performance based RSU that represents a contingent right to receive one share of the Company’s common stock. The RSUs shall vest 50% on November 1, 2023, with the remaining 50% vesting upon the earlier of: (i) November 1, 2024; and (ii) satisfaction of certain performance criteria. The Company is currently recording expense for these RSUs on the straight-line basis.

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of June 30, 2023, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	11,194,826
Shares available for future stock option and RSU grants	4,457,977
Shares available for employee stock purchase plan	1,114,126
Total	16,766,929

The shares of Common Stock available under the 2021 Incentive Plan as of June 30, 2023 are as follows

Shares
Balance, December 31, 2022	5,786,358
Shares reserved for issuance	2,954,788
Options granted	(4,542,661)
RSU’s granted	(2,438,500)
Options and RSUs forfeited / cancelled	2,697,992
Balance June 30, 2023	4,457,977

Stock Options

The following table summarizes stock option activity for the six month period ended June 30, 2023:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2023	7,489,678	$7.77	7.84	$8,991
Granted	4,535,261	4.37	—	—
Exercised	(570,621)	1.00	—	—
Forfeited	(2,657,848)	7.07	—	—
Outstanding, June 30, 2023	8,796,470	$5.74	4.46	$3,325
Exercisable at June 30, 2023	3,734,153	$6.72	5.73	$488

The weighted average grant date fair value of awards for options granted during the six months ended June 30, 2023 was $3.19. As of June 30, 2023, there was $24,101 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.97 years.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	June 30, 2022	December 31, 2022
Expected dividend rate	—	—
Expected option term (years)	6.04	6.09
Expected volatility	78.58%	69.73%
Risk-free interest rate	3.64%	1.08%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Research and development	$4,346	$2,842
General and administrative	2,736	2,309
Total stock-based compensation	$7,082	$5,151

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Stock options	$5,739	$4,662
Restricted stock units	1,084	—
Restricted stock awards	137	489
Employee stock purchase plan	122	—
Total stock-based compensation	$7,082	$5,151

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2023:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2022	—	$—
Granted	2,438,500	3.61
Forfeited	(40,144)	4.62
Total Unvested June 30, 2023	2,398,356	$3.59

As of June 30, 2023, there was $7,527 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.97 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of June 30, 2023 and December 31, 2022:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2022	193,031	$8.41
Granted	—	—
Forfeited	(47,689)	—
Vested	(95,877)	2.50
Total Unvested June 30, 2023	49,465	$7.27

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

As of June 30, 2023, there was $311 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.73 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $1,105 was recorded as a deposit liability on the Company’s balance sheet as of June 30, 2023.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the board of directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023, the board waived the annual increase to the shares reserved under the ESPP. As of June 30, 2023, there were 1,114,126 shares available for issuance, under the ESPP.

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

During the three and six months ended June 30, 2023, the Company made payments of $55 and $68 and incurred research and development expenses of $0 and $33 and legal fees of $37 and $68, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss. As of June 30, 2023, there was $11 in accrued expenses related to this agreement on the consolidated balance sheets. As of December 31, 2022, there was $0 in accrued expenses on the consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company made payments of $2,848 and $5,851 and incurred research and development expenses of $2,392 and $3,837, and legal fees of $61 and $91, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

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

Note 18—Impairment on Long-Lived Assets

In the second quarter of 2023, the Company made the strategic decision to consolidate two of its existing leased lab facilities in Philadelphia. The company concluded it would exit one of the leases early and as a result the Company completed an impairment analysis of its right of use asset related to this lease along with the related property and equipment at this facility. The Company reviewed its long-lived assets for impairment following Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 360 for Property, Plant, and Equipment. The Company evaluated its long-lived assets for recoverability due to changes in circumstances that indicated that the carrying amounts may not be recoverable.

The Company reviewed its property and equipment related assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. Impairment charge was calculated as the difference between asset carrying values and fair value as discounted cash flows, indicative fair market quotes received which are considered level three fair value estimates.

The Company analyzed its right-of used assets for impairment based on fair values calculated as discounted cash flows estimated to be received from the lease assets where applicable. The difference between fair value and carrying value of the right of use asset was recognized as an impairment in June 2023 of $4,220.

Note 19—Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023, or the“Annual Report”. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” in our Annual Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are an innovative biotechnology company developing transformative allogeneic cell therapies to create products for the treatment of both solid tumor and hematological malignancies with significant unmet medical need. We have created a comprehensive allogeneic cell therapy platform that includes industry-leading induced pluripotent stem cells, or iPSCs, differentiation know-how to generate immune effector cells from iPSCs, or iPSC-derived cells, clustered regularly interspaced short palindromic repeats, or CRISPR, mediated precision gene editing that allows us to incorporate multiple transgenes and remove target genes intended to optimize cell product performance, sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, or CARs, our proprietary Allo-EvasionTM technology intended to prevent rejection of our cell products by the host immune system, and cutting edge manufacturing capabilities intended to minimize product development and supply risk. We believe that these vertically integrated capabilities will allow us to further expand our existing pipeline and develop therapeutics from iPSC-derived natural killer cells, or iNK cells, or iNK, and iPSC-derived T cells, or iT cells, or iT, that may provide enhanced clinical outcomes compared to available therapeutic options. Our vision is to become a premier fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening cancers. To achieve our vision, we have assembled a world-class team whose members collectively have decades of experience in cell therapy and drug development, manufacturing, and commercialization.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, conducting our ELiPSE-1 clinical trial, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $583.7 million as of June 30, 2023. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations. Included in our accumulated deficit, as noted above, is a non-cash expense of $225.9 million related to the fair value of the in-process research and development.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering costs of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and the receipt of payments from Bristol-Myers Squibb, in connection with our collaborations as described below, and have not generated any revenues. Since our inception, we have raised approximately $591 million in net proceeds from sales of our equity securities. As of June 30, 2023, we had cash and cash equivalents of $64.4 million and investments of $236.5 million.

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

Based on our current business plans and the January 2023 strategic reprioritization, we believe, our cash, cash equivalents and investments as of June 30, 2023, will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

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

While the COVID-19 pandemic has stabilized within many global regions, it may cyclically continue to adversely affect our business, financial condition and results of operations. Although the Department of Health and Human Services announced that the federal public health emergency for COVID-19 ended on May 11, 2023, we expect the trends that emerged as a result of the pandemic may continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. We previously experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. We implemented a mandatory vaccination policy for all employees and have taken other precautionary measures, including testing of any employees displaying symptoms of COVID-19. While the vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted at this time.

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

Also on September 18, 2018, we entered into the non-exclusive license, or the Reprogramming License, with FCDI. The Reprogramming License, as amended, provides us with a non-exclusive license under certain patents and know-how related to the reprogramming of human somatic cells to iPSCs and provide us access to iPSC lines for clinical use. Under the Reprogramming License, we are required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization in the low single digits. The potential development and regulatory milestone payments to be paid by us to FCDI are approximately $6 million per licensed product. In connection with the Reprogramming License, we entered into a collaboration agreement, or the FCDI Collaboration Agreement, with FCDI pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan.

On October 21, 2019, we entered into the FCDI Collaboration Agreement with FCDI, whereby FCDI provides certain services to us to develop and manufacture iPSCs and immune cells derived therefrom. Under the terms of the FCDI Collaboration Agreement, as amended, FCDI will provide services in accordance with the approved research plan and related research budget. The initial research plan covers the period from the date of execution of the FCDI Collaboration Agreement through June 30, 2022. On July 29, 2022, we amended the FCDI Collaboration Agreement to extend the term through September 30, 2025.

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

During the three and six months ended June 30, 2023, we made payments of $55 thousand and $68 thousand incurred research and development expenses of $0 thousand and $33 legal fees of $37 thousand and $68 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2022, we made payments of $2.8 million and $5.9 million and incurred research and development expenses of $2.4 million and $3.8 million and legal fees of $61 thousand and $91 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

From inception of the FCDI Collaboration Agreement through June 30, 2023, we incurred $36.2 million of expenses under the FCDI Collaboration Agreement.

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

Interest income, net

Interest income, net consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

We have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. For the three months ended June 30, 2023, we recorded $1.0 million in provisions for income taxes in the accompanying consolidated financial statements. The main drivers of the tax provision during the quarter ended June 30, 2023 are taxable revenue related to the Collaboration Agreement with Bristol-Myers Squibb and the limitation of deductions for research and development under Section 174 of the Internal Revenue Code.

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022	Change

	(in thousands)
Collaboration revenue	$99	$1,396	$(1,297)
Operating expenses:
Research and development	22,727	24,494	(1,767)
General and administrative	8,229	8,253	(24)
Impairment of long-lived assets	4,220	—	4,220
Total operating expenses	35,176	32,747	(1,791)
Loss from operations	(35,077)	(31,351)	(3,726)
Other income (expense):
Interest expense	(136)	(330)	194
Interest income	3,058	706	2,352
Other income, net	(186)	5	(191)
Total other income (expense)	2,736	381	2,355
Provision for income taxes	(950)	(18)	(932)
Net loss	$(33,291)	$(30,988)	$(2,303)

Collaboration revenue

During the three months ended June 30, 2023 and 2022, we recognized revenue of $0.1 and $1.4 million under our collaboration agreement with Bristol-Myers Squibb, respectively.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022	Change

	(in thousands)
Personnel and related costs	$9,821	$11,064	$(1,243)
Facility and other allocated costs	6,412	3,255	3,157
Research and laboratory	5,672	6,300	(628)
Collaborations	—	2,571	(2,571)
Consulting	422	1,106	(684)
Other	400	198	202
Total research and development expense	$22,727	$24,494	$(1,767)

Research and development expenses were $22.7 million and $24.5 million for the three months ended June 30, 2023 and 2022. The decrease of $1.8 million was primarily due to:

●	a decrease in personnel-related expenses of $1.2 million, including a decrease in salary expense of $0.9 million, a decrease in payroll tax expense of $0.3 million, and a decrease in bonus expense of $0.3 million. These expenses were offset by an increase in stock based compensation of $0.5 million.
●	an increase of $3.2 million of facility and other allocated costs, including an increase of depreciation expense of $1.6 million, an increase in rent of $0.4 million, an increase in facilities services of $0.8 million as a result of an expansion of our geographic footprint for office and lab space.
●	a decrease of $2.6 million related to our collaboration with FCDI. The decline was due to in process development work being completed in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us.

General and administrative expenses

General and administrative expenses were $8.2 million for the three months ended June 30, 2023 and $8.3 million for three months ended June 30, 2022.

Interest expense

Interest expense was $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $3.1 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, which related to interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	Change

	(in thousands)
Collaboration revenue	$1,819	$2,454	$(635)
Operating expenses:
Research and development	47,626	45,690	1,936
General and administrative	17,131	15,551	1,580
Write off of in-process research and development asset	—	10,000	(10,000)
Impairment of long-lived assets	4,220	—	4,220
Total operating expenses	68,977	71,241	(2,264)
Loss from operations	(67,158)	(68,787)	1,629
Other income (expense):
Interest expense	(540)	(644)	104
Interest income	5,681	960	4,721
Other income, net	(380)	4	(384)
Total other income (expense)	4,761	320	4,441
Loss before provision for income taxes	(62,397)	(68,467)	6,070
Provision for income taxes	(2,158)	(34)	(2,124)
Net loss	$(64,555)	$(68,501)	$3,946

Collaboration revenue

During the six months ended June 30, 2023 and 2022, we recognized revenue of $1.8 and $2.5 million under our collaboration agreement with Bristol-Myers Squibb, respectively.

Research and development expenses –

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	Change

	(in thousands)
Personnel and related costs	$22,290	$20,660	$1,630
Facility and other allocated costs	12,226	5,896	6,330
Research and laboratory	11,796	12,104	(308)
Collaborations	254	4,955	(4,701)
Consulting	660	1,715	(1,055)
Other	400	360	40
Total research and development expense	$47,626	$45,690	$1,936

Research and development expenses were $47.6 million and $45.7 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $1.9 million was primarily due to:

●	an increase in personnel-related expenses of $1.6 million, including an increase of severance pay of $2.0 million, which was related to the reduction in force in January of 2023; an increase of $1.3 million in stock-based compensation, and an increase in employee related costs of $0.4 million. This was offset by a decrease in salaries of $1.3 million, a decrease in payroll tax expense of $0.4 million, and a decrease in bonus expense of $0.4 million.

●	an increase of $6.3 million of facility and other allocated costs, including an increase of rent and allocated overhead costs of $1.5 million, an increase in depreciation expense of $3.3 million and an increase in facility supplies and services of $1.1 million as a result of an expansion of our geographic footprint for office and lab space;
●	a decrease of $4.7 million related to our collaboration with FCDI. The decline was due to in process development work being completed in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us.

General and administrative expenses

General and administrative expenses were $17.1 million for the six months ended June 30, 2023 and $15.6 million for six months ended June 30, 2022. The increase of $1.5 million was primarily due to one-time charges associated with the reduction in force in the first quarter of 2023.

Interest expense

Interest expense was $0.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $5.7 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively, which related to interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $591 million in net proceeds from the sales of our equity securities. As of June 30, 2023, we had cash, and cash equivalents of $64.4 million and investments of $236.5 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $583.7 million as of June 30, 2023.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	Change

Net cash (used in) provided by:
Operating activities	$(48,469)	$61,197	$(109,666)
Investing activities	38,312	(31,519)	69,831
Financing activities	(9,669)	26,926	(36,595)
Net increase in cash, cash equivalents, and restricted cash	$(19,826)	$56,604	$(76,430)

Operating activities

Net cash (used in) provided by operating activities was ($48.5) million and $61.2 million for the six months ended June 30, 2023 and 2022, respectively. Net cash (used in) operating activities during the six months ended June 30, 2023 consisted primarily of our net loss of $64.6 million. The non-cash charges of $16.0 million consisted primarily of $6.1 million for depreciation expense, non-cash stock-based compensation expense of $7.0 million, impairment of $4.2 million.

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

Investing activities

Net cash provided by (used in) investing activities was $38.3 million and ($31.5) million for the six months ended June 30, 2023 and 2022, respectively. Cash provided by investing activities for the six months ended June 30, 2023 consisted primarily of the sale of fixed maturity securities, available for sale of $189.6 million, which was partially offset by purchases of fixed maturity securities of $141.8 million and acquisition of property and equipment of $9.5 million.

Cash used in investing activities was $31.5 for the six months ended June 30, 2022 consisted primarily of net purchases of fixed maturity securities of $17.0 million and purchases of property and equipment of $14.5 million.

Financing activities

Net cash (used in) provided by financing activities was ($9.7) million and $26.9 million for the six months ended June 30, 2023 and 2022, respectively. Cash used in financing activities consisted of $10.2 million for payments on long term debt and offset by $0.6 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Net cash provided by financing activities was $26.9 million for the three months ended June 30, 2022. Cash provided by financing activities consisted primarily of net proceeds of $26.8 million from Bristol-Myers Squibb for the purchase of our common stock, and cash of $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2023:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$6,882	$16,653	$16,451	$46,855	$86,841

(1) Reflects minimum interest payable under the Loan Agreement. Payment herein subject to variable rate debt have been estimated.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of June 30, 2023 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of June 30, 2023, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2022 included in the our Annual Report on Form 10-K filed with the SEC on March 16, 2023, except as noted below.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $86.0 million as of June 30, 2023, which consisted of bank deposits and money market funds. We also had investments of $236.5 million as of June 30, 2023. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2023, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number
10.1●

Side letter to Executive Employment Agreement, by and between the Company and Gregory Russotti, Ph.D., dated April 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-40498), filed April 17, 2023)

10.2●

Executive Employment Agreement, by and between the Company and Hyam Levitsky, M.D., dated April 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40498), filed May 11, 2023)

10.3●

Separation Agreement, by and between the Company and Osvaldo Flores, Ph.D., dated April 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K/A (File No. 001-40498), filed May 5, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: August 9, 2023	By:	/s/ Gregory Russotti, Ph.D.
Gregory Russotti, Ph.D.
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Michael Diem, M.D.
Michael Diem, M.D.
Chief Financial Officer
(Principal Financial Officer)