Form 10-K
period 2023-12-31
Century Therapeutics, Inc.
filed 2024-03-14
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $131,775,555 as of June 30, 2023.

As of February 29, 2024, the registrant had 64,817,863 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical and early clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	our dependence on the success of our lead product candidate, CNTY-101;
●	the novelty of our approach to immuno-oncology and autoimmune and inflammatory treatments, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;
●	our reliance on the maintenance of our collaborative relationship with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, in connection with the furtherance of our collaboration programs;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune and inflammatory therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability, geopolitical tensions or the outbreak of hostilities or war;
●	the extent to which pandemics, such as the COVID-19 pandemic, or any other global health crises may impact our business, including development activities, preclinical studies, clinical trials, supply chain and labor force;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We are an innovative biotechnology company harnessing the power of adult stem cells to develop curative cell therapy products for cancer and autoimmune and inflammatory diseases that we believe will allow us to overcome the limitations of first-generation cell therapies. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

•	Industry-leading induced pluripotent stem cells, or iPSCs, and differentiated know-how to generate immune effector cells from iPSCs, or iPSC- derived cells;

•	Clustered regularly interspaced short palindromic repeats, or CRISPR, mediated precision gene editing that allows us to incorporate multiple transgenes and remove target genes intended to optimize cell product performance;

•	Sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, or CARs;

•	Our proprietary Allo-EvasionTM technology intended to prevent rejection of our cell products by the host immune system; and

•	Cutting edge manufacturing capabilities intended to minimize product development risk and supply risk as well as maximize the opportunity provided by our platform to drive down cost of goods and increase patient access.

We are leveraging our expertise in cellular reprogramming, genetic engineering, and manufacturing to develop therapies with the potential to overcome many of the challenges inherent to cell therapy and provide a significant advantage over existing cell therapy technologies. We believe these vertically integrated capabilities will allow us to further expand our existing pipeline and develop therapeutics from iPSC-derived natural killer cells, or iNK cells, or iNK, and iPSC-derived T cells, or iT cells, or iT, that may provide enhanced clinical outcomes compared to available therapeutic options. We believe our commitment to developing off-the-shelf cell therapies will expand patient access and provide an unparalleled opportunity to advance the course of treatment. Our vision is to become a premier fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening cancers. To achieve our vision, we have assembled a world-class team whose members collectively have decades of experience in cell therapy and drug development, manufacturing, and commercialization.

The field of cell therapy is rapidly evolving, with autologous and allogeneic technologies demonstrating the strong potential of this therapeutic modality. We believe that our industry leading, end-to-end iPSC-derived allogeneic cell therapy platform will allow us to overcome technical and biological limitations of other donor-derived cell therapies. The unlimited replication capacity of iPSCs allows us to incorporate multiple genetic modifications at precise sites, or loci, in the genome of iPSCs that are designed to improve cell function using a CRISPR-mediated approach targeting a DNA repair pathway called homology directed repair, or HDR. The precision of our CRISPR-HDR gene editing technology and clonal selection eliminates random integration events and allows more controlled expression of transgenes of interest compared to other gene editing methodologies. The self-renewal capacity of iPSCs also enables the generation of master cell banks derived from single genetically engineered clones thus allowing the implementation of cost-efficient manufacturing of drug product that can be made available on demand at any clinical site. We have assembled a unique and powerful combination of technologies that bring together a preeminent iPSC-derived allogeneic cell therapy platform with highly advanced cell engineering and manufacturing capabilities. We believe this unique combination puts us in a position to change the oncology and autoimmune and inflammatory treatment paradigm and market.

The key elements of our approach include:

Our efficient precision gene editing technology

We have developed highly efficient gene engineering processes to generate our product candidates. Our first product candidate, CNTY-101, is the first in the clinic cell therapy product candidate engineered with six precision gene edits aimed at providing selectivity and persistence, including CRISPR-mediated homologous recombination and repair edits. We plan to incorporate additional edits in our future product candidates. We are currently using the CRISPR-MAD7 nuclease to enable precise editing of the iPSC genome and have developed proprietary applications of the CRISPR-MAD7 technology to genetically modify iPSCs by simultaneously removing target genes or adding transgenes (which is commonly known as knocking-out and knocking-in, respectively) of interest at precise genetic loci. Our approach is designed to preserve genome integrity and achieves more predictable and consistent transgene expression as compared to approaches driven by viruses or transposable segments called transposons, which result in varied gene copy number and random integration events that risk mutations, namely insertional mutagenesis.

Our proprietary Allo-EvasionTM technology

We are leveraging our Allo-EvasionTM technology to design cells capable of evading identification and destruction by the host (patient) immune system. We believe this technology may permit dosing in patients with limited or no immune preconditioning regimens. The reduction in allogeneic immune-reactivity enabled by our use of this technology, which is designed to prevent rejection by the patient’s immune system may allow repeat dosing of our CAR-modified cell therapies and sustain therapeutic efficacy over a long period of time.

CAR and protein engineering

CAR design is a critical component of innovative cell therapy product candidates. We assembled a team of scientists with deep protein engineering expertise and invested in the use of the variable domain of the heavy chain antibody, or VHH binders. We believe this antibody platform investment to develop world-class CAR engineering capabilities will allow us to create multi-specific CAR constructs targeting more than one antigen. We believe that targeting multiple antigens on tumor cells will help address tumor heterogeneity and antigen loss, which are frequently observed in tumor cells. We have created a proprietary synthetic library of humanized VHH binders to enable in-house binder screens and multiple campaigns against several tumor antigens are ongoing to generate the CAR constructs for future product candidates.

Common engineered iPSC progenitor accelerates new product candidate generation

With other cell therapy platforms generated from cells with limited replicative capacity, the creation of a new product candidate requires starting over with each of the gene engineering steps having to be incorporated into the product. This is not only time and resource intensive; it also makes it more difficult to predict functionality and safety profile based upon products that may have been clinically tested in earlier programs. In contrast, all of our iPSC-derived product candidates include a set of shared core features intended to increase their functionality, safety, and persistence. We integrate these core features into common engineered iPSC progenitors, which have several advantages:

Significant acceleration of new product candidate generation

Multiple product candidates are generated by engineering additional features, such as adding different CARs to the common progenitor to create new product candidates for different indications. With this approach, we do not need to re-engineer common functionalities every time we generate a new product candidate.

Robust manufacturing processes for multiple product candidates

Since the starting iPSC line is the same for multiple product candidates, our manufacturing processes are predictable and built on robust and well-developed processes.

Predictability of product candidate profile

Because multiple clinical candidates are derived from the same engineered iPSC line, the lessons learned from one product candidate can be leveraged across multiple product candidates, which facilitates further product development. For instance, we believe the allo-reactivity of products derived from the same common engineered iPSC progenitor should be very similar.

We received a study may proceed notification from the U.S. Food and Drug Administration, or the FDA, for our lead product candidate CNTY-101, a CAR-iNK product candidate targeting CD19 for lymphoma, in August 2022. We initiated the Phase 1 ELiPSE-1 trial in CD19+ B-cell lymphomas and began dosing patients in February 2023. Subsequently, in December 2023, we received a study may proceed notification from the FDA to initiate a second Phase 1 trial for CNTY-101 in moderate to severe Systemic Lupus Erythematosus, or SLE, which we refer to as the CALiPSO-1 trial. We plan to initiate the Phase 1 CALiPSO-1 trial in the first half of 2024.

Our second product candidate, CNTY-102, is a bi-specific CD19 + CD22 CAR-iT product candidate targeting lymphoma. Our newest product candidate, CNTY-107, is a Nectin-4 CAR-iT targeted product candidate for Nectin-4 positive solid tumors.

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

We are also advancing an earlier discovery stage pipeline with novel CARs and binders against solid and hematological tumor targets as well as autoimmune disease targets, using our iNK and iT cell therapy platforms. We believe that the therapeutics we discover and develop, if approved, will have a significant impact on the quality of life of patients suffering from devastating malignancies. Similarly, our evaluation of discovery pipeline candidates directed against moderate to severe autoimmune and inflammatory disease targets enable therapeutics to be discovered and developed, if approved, to have a significant impact on patients with chronic diseases with high morbidity. Our approach to developing therapies for life-threatening and moderate and severe diseases with high unmet medical need potentially presents an opportunity to efficiently advance our product candidates through clinical development, regulatory approval and ultimately to commercialization.

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

Our pipeline

We are assembling a portfolio of allogeneic iNK and iT cell therapy product candidates across solid tumor and hematological malignancies, and in autoimmune and inflammatory diseases.

This pipeline is comprised of cell therapies that are designed to address diseases where we believe current therapies are inadequate. All product candidates incorporate our proprietary Allo-EvasionTM technology which is designed to avoid host rejection and potentially increase the durability of clinical responses, enables repeat dosing which may enable increased drug exposure and durability as well as tighter control of drug exposure. CNTY-101, a CD19-targed Allo-EvasionTM edited iPSC-derived NK product is being evaluated in our first in-human Phase 1 ELiPSE-1 trial for treatment of relapsed or refractory CD19 positive B-cell lymphomas.

In addition, we announced on December 6, 2023 that we were notified by FDA that the Phase 1 clinical trial may proceed to assess CNTY-101 in patients with moderate to severe SLE who have failed at least two standard immunosuppressive therapies. We plan to initiate the CNTY-101 CALiPSO-1 trial in SLE in the first half of 2024.

Our second product candidate, CNTY-102, is designed to further improve B-cell malignancy treatment by simultaneously targeting CD19 and a second antigen. Our newest product candidate, CNTY-107 is a Nectin-4 targeted product for Nectin-4+ tumors. In collaboration with Bristol-Myers Squibb, we are developing CNTY-104 to treat AML. We are also developing CNTY-106 in collaboration with Bristol-Myers Squibb for multiple myeloma.

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

CNTY-101: Our CAR-iNK product candidate targeting CD19 for relapsed, refractory B-cell lymphoma

Our lead product candidate, CNTY-101, is an allogeneic, iPSC-derived CAR-iNK cell therapy that has been engineered to express CD19 CAR, soluble IL-15, an EGFR safety switch, and also contains gene edits needed to incorporate Allo-Evasion TM technology. We are currently dosing patients in the Phase 1 trial for CNTY-101, ELiPSE-1.

On November 2, 2023, we announced preliminary clinical data from a case study of a patient participating in the ELiPSE-1 clinical trial, featured in an American Society of Hematology, or ASH, abstract. On December 9, 2023, we announced the presentation of initial clinical data from the single patient case study at the 65th ASH Annual Meeting and Exposition, December 9-12, in San Diego. On December 11, 2023, we released updated clinical and translational data from the trial with the following conclusions to date related to CNTY-101 at the lowest study doses of 100 million and 300 million cells (once monthly cycle Schedule A):

●	Heavily pretreated and refractory patient population treated in first-in-human dose escalation trial;
●	Favorable initial safety profile; potentially can be delivered in an outpatient setting;
●	Encouraging early response signals at lowest dose levels: two patients achieving complete response, or CR, including one patient with 6-month durable CR, prior to subsequent progression;
●	No evidence of allo-rejection; and
●	Initial data for CNTY-101 supports the potential for Allo-Evasion™ to enable a multi-dosing regimen without the need for continued lymphodepletion.

We believe CNTY-101’s manageable initial safety profile, initial response data, and PK/PD supports advancing to higher doses and/or a more frequent dose schedule to potentially deepen and prolong clinical response.

CNTY-101 in Systemic Lupus Erythematosus

On December 6, 2023 we announced that we were notified by the FDA that our Phase 1 clinical trial may proceed to assess CNTY-101 in patients with moderate to severe SLE who have failed at least two standard immunosuppressive therapies. This represents the first Investigational New Drug (IND) application clearance for an autoimmune and inflammatory disease indication for CNTY-101 and is built on the emerging data and experience gained from administering multiple cycles of CNTY-101, with and without lymphodepletion, under the open IND for CNTY-101 in relapsed/refractory B-cell malignancies.

The multi-center Phase 1 clinical trial (CALiPSO-1) is designed to assess the safety, tolerability, pharmacokinetics, and clinical response of CNTY-101 in patients with moderate to severe SLE who have failed at least two standard immunosuppressive therapies. The trial will evaluate one to two cycles of 3 weekly doses of CNTY-101 at the 300e6 and 1,000e6 dose level per infusion, with lymphodepletion only included prior to the first CNTY-101 infusion. We plan to initiate the trial in the first half of 2024, with initial data expected by the end of 2024.

CNTY-102: Our CAR-iT product candidate targeting CD19 + CD22 for relapsed, refractory B-cell lymphoma and other B-cell malignancies

We have selected targets for CNTY-102, a CAR-iT product candidate, against CD19 and CD22 for relapsed, refractory B-cell lymphoma and other B-cell malignancies. CNTY-102 will simultaneously target CD19 and CD22, intended to increase depth and durability of response by eliminating the effect of CD19 antigen loss that has been observed as a factor limiting treatment durability, as well as targeting CD22, an independently regulated, ubiquitous and validated B-cell target. We have elected to develop CNTY-102 on our gamma delta iT platform.

CNTY-107: CAR-iT product candidate for the treatment of solid tumors expressing Nectin-4

CNTY-107 is an iPSC-derived Nectin-4 CAR gamma delta T-cell therapy product candidate that will be engineered with multiple features to provide several mechanisms for tumor killing. The product candidate will include core Allo-Evasion™ edits and other features designed to provide cytokine support, enhance tumor cell killing and cell fitness.

CNTY-104: Our CAR-iNK or CAR-iT multi-specific collaboration program for acute myeloid leukemia

CNTY-104 will utilize our multi-specific iNK or iT cells for the treatment of AML, which we intend to develop in collaboration with Bristol-Myers Squibb. We will evaluate both the iNK and iT cell therapy platforms and choose the one likely to provide the best therapeutic index in the clinic. The product candidate will include core Allo-evasion ™ edits and other features designed to provide cytokine support, enhance tumor cell killing and cell fitness.

CNTY-106: Our CAR-iNK or CAR-iT multispecific collaboration program for multiple myeloma

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

Discovery platform

In addition to our named programs, we are actively engaged in a number of earlier stage discovery programs where we believe our iPSC-derived allogeneic cell therapy platform may provide differentiated therapeutic benefits. These discovery stage initiatives are focused on several solid tumor indications including bladder cancer and renal cell carcinoma. For these and other indications, we plan to use multi-specific CARs and explore the use of both iNK and iT cells to identify the best cell platform to build the product candidate. We continue to advance our gamma delta and alpha beta iT cell platforms for our future T cell based candidates.

Our use of iPSCs provides us with a differentiated advantage in product development and manufacturing

The majority of allogeneic approaches currently in development use differentiated T cells or NK cells derived from the peripheral blood of healthy donors. Although the use of allogeneic cells in the manufacture of CAR-based T cell or NK cell therapies offers significant advantages, the use of donor cells in the production of allogeneic cell therapies has significant limitations. For example, the number of doses that can be produced from a single donation of blood is limited, such that multiple donations will be needed over the lifetime of a product. Therefore, genetic modifications must be performed in their entirety following each donation. Furthermore, all blood, even from the same donor collected at different times, has some degree of variability and, as a result, product comparability from donation to donation must be demonstrated. In addition, the number of edits that can be introduced into the genome of T cells or NK cells is severely limited, as each engineering step requires cells to replicate. Excessive expansion cycles often result in cell exhaustion, with the engineered lymphocytes (white blood cells) expressing checkpoint molecules, often accompanied by a loss of functionality. As a consequence, the engineering process for these donor-derived cell therapies requires a careful balancing between the number of replication cycles achievable and the generation of fully functional cells resulting in significant limitations.

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

Core characteristics of our iPSC-derived allogeneic cell therapy platforms

Our iPSC-derived allogeneic cells differentiate our therapeutic development approach

The source cells used in the manufacture of our allogeneic cell therapy candidates are iPSCs. An iPSC is a type of stem cell that can be generated directly from a somatic cell. A somatic cell is a cell that has become functionally differentiated, or specialized, such as a blood cell, skin cell or bone cell. IPSC-derived cell products offer significant technical and manufacturing advantages. These cells have unlimited replication capacity and can act as a progenitor cell for other cell types, including the different types of immune cells. IPSCs share similar biological properties with embryonic stem cells, such as morphology, patterns of gene and protein expression, and growth properties including mitotic activity and doubling time. Our in-licensed iPSC technology allows us to reprogram differentiated cells into iPSCs and then differentiate the iPSCs to generate different immune cell types including iNK cells and iT cells.

We believe the use of iPSCs will enable us to manufacture cell therapies of increased consistency, in a shorter period of time, at scale and at reduced cost compared to donor-derived NK or T cell therapies. Unlike these donor-derived cell therapies where all the engineering steps are performed using differentiated cells, all of our engineering procedures are performed on iPSCs. We believe that using iPSCs as a starting point for our cell therapies will allow us to produce our allogeneic cell therapies in an efficient and consistent manner. iPSCs are more amenable to multiple genetic manipulations than differentiated lymphocytes and are capable of maintaining their viability through numerous expansion rounds. We select specific single cell clones from bulk engineered cell product, which we characterize to include specified edits and ensure the absence of off-target genomic alterations. A single cell clone is used to construct a master cell bank capable of providing a sufficient number of doses for the life of a product due to the unlimited replicative capacity of iPSCs.

We believe use of iPSCs provide us with differentiated advantages in product development and manufacturing

Our strategy

Our vision is to be a leader in the treatment of solid tumor and hematological malignancies and autoimmune and inflammatory diseases addressing unmet medical needs by developing innovative allogeneic cell therapy products derived from our proprietary technologies. We are initially focused on advancing the research, clinical development and commercialization of targeted iNK and iT cell therapeutics. We believe that our iPSC-derived allogeneic cell therapy platforms have the potential to overcome the limitations of existing therapies, lower manufacturing costs and improve patient outcomes. To deliver on our mission, we intend to:

•	Build a leading cell therapy company leveraging our comprehensive iPSC-derived allogeneic cell therapy platforms designed to overcome the limitations of existing cancer and autoimmune and inflammatory disease therapies. We have created comprehensive allogeneic cell therapy platforms that include industry-leading iPSC differentiation know-how, CRISPR-mediated precision gene editing, sophisticated protein engineering capabilities, proprietary Allo-Evasion™ technology, and cutting-edge manufacturing capabilities. We believe the incorporation of these elements into our platforms affords us numerous advantages over autologous and donor-derived differentiated T, NK and other cell therapies, and may eliminate many of the challenges inherent in these other cell therapy modalities.
•	Maximize the potential to treat a broad range of cancers and autoimmune and inflammatory diseases by exploiting the distinct biologies of both NK and T cells. We are initially developing our CAR-iNK and CAR-iT cell therapy platforms for multiple indications including lymphoma, Nectin-4 positive tumors, acute myeloid leukemia, multiple myeloma and other solid tumor and hematological malignancies. Initiating in December 2023, we are including development of our products for autoimmune and inflammatory indications, including SLE, Lupus Nephritis, among others. We anticipate each platform will have a distinct biology that influences its function, and accordingly, the disease settings in which it is best suited for development. We view this dual development strategy as an opportunity to maximize the potential benefits of each platform and its associated immune cell. In the future, we may develop regimens that simultaneously incorporate both CAR-iNK and CAR-iT cells in the treatment of individual patients.
•	Leverage our Allo-Evasion™ technology across our product platform to help avoid host rejection and enable repeat dosing. Central to the potential clinical performance of our iPSC-derived cell therapies is our novel and proprietary Allo-Evasion™ technology, which we intend to implement across our entire product platform. This proprietary technology allows us to engineer cells designed to avoid recognition and rejection by the host immune system. Furthermore, it enables repeat dosing, which we believe will enable us to immediately reinforce the immunological line of defense as cells dosed previously succumb to immune exhaustion and provide our cell therapies the benefit of enhanced durability and persistence. We believe this may reduce or possibly eliminate the need for immune preconditioning regimens. We believe these advantages could enable the implementation of more flexible and effective dosing protocols for our off-the-shelf product candidates, which may increase physician and patient access.
•	Exploit serial gene editing of iPSCs to create product candidates with enhanced functionalities and fit for purpose product characteristics. We utilize CRISPR-mediated precision gene editing that allows us to incorporate multiple transgenes and knockouts to achieve precise genetic modifications at defined locations in the iPSC genome. Our lead clinical product candidate, CNTY-101, incorporates six gene edits, which we believe are essential attributes necessary for meaningful clinical performance, including a CAR to mediate target recognition and killing, features to evade immune rejection and a safety switch to enable product elimination if ever necessary. We believe this initial set of gene edits, if successful, will form the foundation for follow-on product candidate development. Additionally, we believe our investment in our gene editing technology will allow us to expand upon our current capabilities and integrate further fit for purpose gene edits intended to enhance clinical performance of our future product candidates.
•	Leverage our own manufacturing infrastructure, product and process understanding and scale-up technologies to minimize manufacturing risk. We are strategically investing in manufacturing across all aspects of the value chain to become leaders in the industry. We have built internal manufacturing facilities, including our Branchburg, New Jersey Current Good Manufacturing Practices, or cGMP, plant, that we believe will enable us to learn and iterate more rapidly and increase control of development timelines for expedited development of high-quality product candidates. We plan to produce and release multiple products from this facility for clinical trials. We will continue to invest in process and analytical development capabilities and closely study our cell process parameters that affect product quality. Furthermore, we intend to establish expertise in scale-up technologies designed to enable optimal manufacturing scale, which we believe will reduce the cost of goods and improve patient access.

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

Adaptive immune system—T Cells

The adaptive immune system is characterized by antigen-specific immune responses mediated by T and B-cells. T cells are distinguished from other immune system cells by the presence of a T cell receptor, or TCR, on their surface. TCRs are activated through engagement with antigens on the major histocompatibility complex, or MHC, of cells. In humans, these antigens are known as human leukocyte antigens, or HLAs. Upon antigen recognition, CD8 T cells, also referred to as cytotoxic lymphocytes, or CTLs, bind to the MHC-antigen complex, become activated and destroy the targeted cell. The adaptive immune responses require several days to develop because T and B-cells need to undergo clonal expansion before they can mount an immune response. The innate and adaptive immune systems also differ on the longevity of the immune response. After elimination of the pathogen, T and B-cells can persist for decades as memory cells and quickly respond to new challenges by the same pathogen. We seek to take advantage of the unique properties of T cells and their proven anti-cancer activity to engineer iPSC-derived T cell products.

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

Evolution of targeted cell therapies in cancer

Cellular immunotherapy and its use in the treatment of autoimmune diseases

Availability of autologous CAR-T cell therapies and efficacy in hematologic indications has engendered increased evaluation of engineered cell therapies in autoimmune diseases. Broad unmet medical need exists in numerous moderate to severe autoimmune diseases, including myasthenia gravis, systemic sclerosis, SLE, lupus nephritis or, LN, ANCA-associated vasculitis, myositis, and rheumatoid arthritis, among others, where permanent disease control is difficult to achieve. Chronic treatment with immunosuppressive and anti-inflammatory agents may fail to significantly improve morbidity, and treatment toxicity and disease flares remain common. In particular, due to the central role of B-cells and pathogenic autoantibodies in SLE, LN, systemic sclerosis, myositis, and myasthenia gravis, B-cell directed CD19 CAR-T cell therapies are being clinically evaluated with recent successful results. One example (Mackensen 2022) showed promising three month and up to 12 month drug free disease reduction and remissions after five refractory SLE patients were treated with autologous CD19-CAR T cells; subsequent follow up reported by Mueller 2024 reported a median of 15 month responses for 15 patients with SLE, LN, idiopathic inflammatory myositis and systemic sclerosis, with significant remissions, and not requiring immunosuppressive therapy. There are potential risks associated with utilizing autologous CAR T cell therapies in autoimmune diseases (as in oncology), such as prolonged B-cell aplasia, and recent citation of risk of T cell malignancies. Whereas existing biologic treatments have utility, the potential for cellular immunotherapies to affect a more permanent remission via “immune reset” caused by B-cell depletion and their safety in this setting will continue to be further evaluated. We believe an approach utilizing iNK or iT cells and iPSCs compared to autologous and donor-derived approaches may provide numerous advantages.

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

Receptive to complex genetic editing

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

Significant replication capacity

iPSCs are derived from single cell clones, which are used to construct a master cell bank capable of providing a sufficient number of doses for the life of a product due to the unlimited replicative capacity of iPSCs.

Streamlined manufacturing and consistent product

The use of a single master cell bank allows iPSC-derived products to be produced with greater consistency, at the greatest possible scale and at reduced cost compared to donor-derived NK cells or T cells.

We believe that iPSC-derived cell therapies provide meaningful advantages over other modalities and have the potential to change the oncology and autoimmune diseases treatment paradigm.

Stages of iPSC gene editing, characterization, and clonal selection

Stages of iPSC gene editing, characterization, and clonal selection prior to the generation of the engineered iPSC master cell bank or, MCB. Genetic engineering of our product candidates occurs exclusively at the iPSC stage, where the cells have unlimited replicative capacity and pluripotency. In the above figure, we highlight the multiple steps required for selection of the final CNTY-101 product candidate. Gene edited iPSCs from multiple donors were enriched for having the introduced transgenes and knockouts and subsequently cloned at the single cell level. Uniform expression of the transgenes and knockouts was confirmed, and clones were evaluated for their growth potential, genetic profile, differentiation potential into iNK cells, in vitro functionality, and in vivo performance (tumor growth inhibition, persistence and toxicity).

Our rationale for developing both iNK and iT allogeneic cell therapy platforms

We are initially focusing on two immune effector cell platforms, CAR-iNK and CAR-iT. We anticipate each platform will have a distinct biology that influences its function, and accordingly, the disease settings in which it is best suited for development. We view this dual development strategy as an opportunity to maximize the potential benefits of each platform and its associated immune cell. In the future, we may develop therapies that simultaneously incorporate both CAR-iNK and CAR-iT cells in the treatment of individual patients. We believe that gene engineering and control over differentiation during manufacturing may mitigate some of the liabilities of a given cell type while preserving the most desirable features. Examples of this include the potential reduction of the risk of graft-versus-host disease, or GvHD, in iT cells through the use of TCRs that are not expected to cause GvHD, which we refer to herein as TrustedTCRs, or the potential extension of cell persistence of NK cells through the addition of cytokine signaling to promote survival. Finally, there are also clinical settings in which a putative shortcoming inherent to one cell type (e.g., short persistence of NK cells) might confer an advantage.

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

End-to-end development of product candidates

Common engineered iPSC progenitor

All of our product candidates include a set of core features designed to improve their functionality, safety profile, and persistence. These features may include (i) our Allo-EvasionTM technology to enable the cells to avoid detection by the host immune system; (ii) a safety switch to allow for the rapid elimination of the cells from the patient if necessary;(iii) the inclusion of a homeostatic cytokine, IL-15, which promotes increased functionality and persistence in vivo, and is specific to NK cell therapy candidates; and (iv) a positron emission tomography, or PET, reporter molecule to allow for tracing of the distribution of cells upon administration, a capability we intend to include in our future product candidates. Our lead product candidate, CNTY-101, already incorporates the first three of these features. We have built all of these core features into a “common engineered iPSC progenitor” which is being utilized in the creation of a master cell bank. Further engineering to advance a development candidate for a specific target is then limited only to the addition of a CAR construct, allowing the generation of multiple product candidates targeting different indications from a single iPSC progenitor.

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

CRISPR mediated homologous recombination/repair

Advantages of our proprietary Allo-EvasionTM technology

We believe that our Allo-EvasionTM engineering technology will allow our cell product candidates to escape recognition and destruction by the host immune system. We believe the reduction in allogeneic reactivity enabled by our use of this technology will allow us to conduct repeat dosing of our CAR-modified cell therapies to improve their therapeutic potential. In combination with the extended killing capability of optimized immune cells derived from single genetically engineered cell clone, we envision utilizing repeat dosing to maximize durability of response and efficacy. Additionally, we believe this technology may permit dosing in patients with limited or no immune preconditioning regimens.

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

The combination of HLA-E and HLA-G has improved protection against host NK cell killing

HLA-E and HLA-G engage different receptors on NK cells including NKG2A, KIRs, and LIRs. The expression of NKG2A, KIRs, and LIRs varies among NK cells from different donors. The addition of HLA-G has shown further protection against NK cell rejection to protect the cell therapy product candidate from elimination.

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

A key aspect of our investment in internal manufacturing facilities and capabilities includes the construction of our Current Good Manufacturing Practices, or cGMP, manufacturing facility in Branchburg, New Jersey. We completed construction of this facility and it is now operational. This multi-product, multi-phase facility has the capabilities and capacity to manufacture both iNK and iT cells, as well as other immune cell types, for complete optionality.

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

CD19-CAR-iNK cells demonstrated statistically significant (p=0.0133) anti-tumor growth inhibition compared to untreated control animals (“Tumor only”). Tumor burden was measured as the “Average radiance” of tumor-bearing mice.

The iT Cell platform continues making strong progress

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

Accordingly, the parameters which have been the primary drivers of our activities have been cell persistence, killing potential and lack of induced toxicities, among other considerations. At the same time, we also characterize the cells phenotypically. As evidenced in the comparison presented above, NK cells derived from our iPSC-derived allogeneic cell therapy platforms are similar to primary human NK cells recovered from peripheral blood, with the phenotypic markers we evaluated displaying close alignment and the slight differences observed reflecting expected person-to-person variation.

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

Our iNK cells kill K562 tumor cells similarly to PBMC peripheral NK cells

Our iNK cells and peripheral blood mononuclear cells, or PBMC, NK cells were incubated with K562 tumor cells labelled NuclightRed, or NLR, for 72 hours. Cocultures were imaged every 3 hours on the Incucyte live cell imager.

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

Our iNK cells also demonstrated the ability to engage and kill cancerous cells through multiple challenge rounds. In an evaluation of sustained killing capability, the results of which are presented below, we observed that iNK cells were successful in eliminating lymphoma cells through seven killing cycles before evidence of cell exhaustion and a decrease in cytolytic activity was observed. We believe these results suggest that not only are the cells capable of retaining functionality and the ability to proliferate, but that the cytolytic machinery and signaling mechanism connecting target recognition to effector immune cells maintains sustained durability as well.

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

The tumor-killing potential of our iNK cells was confirmed through in vivo evaluations. Raji lymphoma cells were administered intravenously to mice that were then dosed three consecutive days with both non-engineered and CAR-modified iNK cells, which had also been engineered to express the IL-15 cytokine. Tumor growth was then monitored over the following 20 days. As is illustrated in the graph below, the CAR-IL15 iNK cells showed meaningful anti-tumor activity, with tumor growth inhibition shown to be as high as 84.7%. Notably this study was conducted using bulk engineered material, prior to single cell cloning, which we believe has the potential to enhance anti-tumor activity.

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

In addition to enhanced functionality, the engineered IL-15 has shown an identifiable benefit to persistence. As is presented in the illustration below, we observed viable iNK cells in the lungs and peripheral blood of mice 20 days after a single administration of CAR-iNK cells with IL-15, a result which was not noted in mice administered CAR-iNK cells without the addition of the cytokine.

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

IPSC-derived iT cell platform

In addition to NK cells derived from our iPSC-derived allogeneic cell therapy platforms, we are also advancing the development of iPSC-derived T cells. The therapeutic properties offered by T cells, such as large in vivo expansion capacity, extended immune memory and the potential inclusion of engineered TCRs for additional tumor killing capacity, provide compelling reasons supporting their inclusion in our anti-cancer and autoimmune and inflammatory cell therapy arsenal. However, the development of allogeneic T cell-based therapies requires addressing unique challenges, such as GvHD. GvHD occurs when allogeneic donor T cells recognize an HLA class I and class II molecules on host cells and induce a severe and potentially life-threatening immune response against the host tissues. This is a challenge we plan to overcome by selecting Trusted TCRs that do not mediate GvHD.

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

Differentiation of TrueTTM cells results in cells that co-express TCR and CD3 and can utilize an engineered CAR for target cell killing

The process for differentiating T cells from iPSC is a multi-stage in vitro system that includes several growth factors and key ligands that mimic the developmental signals found in the human thymus where T cells normally develop. We have refined protocols to differentiate T cells from both T-iPSC and TCR-engineered iPSCs.

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

For conventional αβ T cells, the current process yields iT cells that uniformly express the αβ TCR and CD3. These iPSCs were also engineered to express a CD19 CAR to evaluate their tumor cell killing activity. When the iPSC-derived αβ T cells were exposed to CD19-expressing lymphoma cells, the lymphoma cells were killed in an antigen-specific manner.

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

iPSC-derived γδ T cells effective at tumor control as monotherapy and in combination with antibody

A.	γδ-EGFR-CAR-T cells demonstrated significant CAR killing of ovarian spheroids B. γδCAR-T demonstrated additive activity in combination with trastuzumab

Our development candidates

We are assembling a portfolio of allogeneic iNK and iT cell therapy product candidates across solid tumor and hematological malignancies, and autoimmune and inflammation diseases. This pipeline is comprised of cell therapies that are designed to address diseases where we believe current therapies are inadequate. All product candidates incorporate our proprietary Allo-EvasionTM technology which is designed to avoid host rejection and potentially increase the durability of clinical responses. Our lead product candidate, CNTY-101, targeting CD19 positive lymphomas is currently being evaluated in a Phase 1 clinical trial in R/R CD19 positive lymphomas and will also be tested in a Phase 1 clinical trial in moderate to severe SLE where B-cell elimination may affect a decline in pathogenic auto-antibodies. Our second product candidate, CNTY-102, is designed to further improve B-cell malignancy treatment. Our third product candidate, CNTY-107, is a Nectin-4 targeted product candidate in solid tumors. Our fourth product candidate, CNTY-104, is being developed in collaboration with Bristol-Myers Squibb to treat AML We are also developing CNTY-106 in collaboration with Bristol-Myers Squibb for multiple myeloma.

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

CNTY-101: Our CAR-iNK candidate targeting CD19 for relapsed, refractory B-cell lymphoma and for moderate to severe systemic lupus erythematosus

Our therapeutic approach and development program

Our lead product candidate, CNTY-101, is an allogeneic, iPSC-derived CAR-iNK cell product for the treatment of CD19 positive B-cell lymphomas, and the treatment of B-cell driven autoimmune diseases including SLE. CNTY-101 has been engineered with the following features:

●	expression of CD19 CAR to target malignant B-cells, our CAR construct uses the FMC63 scFv and the signaling domains of CD28 and CD3ζ;
●	knock-out of HLA-I and HLA-II to escape elimination by the patient’s CD8 and CD4 T cells;
●	knock-in of HLA-E to avoid killing by the patient’s NK cells;
●	expression of IL-15 to provide homeostatic cytokine support to improve persistence and functionality; and
●	incorporation of an EGFR safety switch to allow for elimination of the product if necessary.

The safety switch consists of a shorter version of the extracellular domain of EGFR, which binds to clinically approved antibodies, such as Cetuximab, which can trigger product elimination through antibody-dependent cellular cytotoxicity, or ADCC, or antibody-dependent cellular phagocytosis, or ADCP.

We believe the modifications described above may lead to treatments with greater potency, persistency and durability. As the CD19 target and the FMC63-CD28z CAR have has been validated by existing FDA-approved CAR-T therapies, we believe target-related risks have been significantly diminished, as the approved CAR-T cell products have been shown to improve remission rates and improve overall survival in patients with various B-cell malignancies. Recently, autologous CD19 targeted CAR T cell therapies have shown promising remisions in B-cell driven autoimmune diseases albeit for limited patient numbers.

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

CNTY-101 and CD19 CAR construct

Left panel: engineered features of CNTY-101. Right panel: structure of the CD19 CAR construct used in CNTY-101

We completed engineering of iPSC lines from five different donors and single cell cloning of numerous iPSC lines. The single cell clones underwent genotype and phenotype identity, purity, safety, manufacturability, and in vitro and in vivo functional testing. CD19 iNK single cell clones demonstrate significant cytotoxicity in vitro comparable to CAR-T controls, and numerous cycles of serial killing after repeated challenge with lymphoma cells. CNTY-101 single cell clones also demonstrate IL-15 expression and persistence in vivo, as well as in vivo tumor growth inhibition. We received an allowance to proceed notification from the FDA in August 2022 and have advanced CNTY-101 into a Phase 1 clinical trial named ELiPSE-1, in which we began dosing patients in February 2023.

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

Deletion of HLA-I prevents the recognition of our iNK cells by allogeneic T cells, but on the other hand, it exposes the iNK cells to killing by the patient’s NK cells. NK cells can sense the lack of HLA-I as a danger signal (missing self-hypothesis) and eliminate HLA-I negative cells. As part of our Allo-EvasionTM technology, we engineered the expression of HLA-E, a monomorphic MHC Class I related molecule to prevent the killing of the HLA-I null iNK cells. HLA-E engages an inhibitory receptor, NKG2A on NK cells and prevents their cytolytic activity. Our data with engineered iNK cells indicated that HLA-E has mitigated the killing of the null iNK cells.

Expression of HLA-E prevents killing of iNK cells that have been engineered to prevent HLA-I expression

iNK cells were derived from three different iPSC lines. A non-engineered iPSC line that carries an intact β2M gene was used to prepare iNK cells that are HLA-I+. A version of the same iPSC line was then engineered to knockout, or KO, the gene β2M in order to ablate HLA-I expression. Finally, a version of the same iPSC line was engineered to both delete β2M and transgenically express the gene HLA-E. iNK cells that express HLA-I are mostly spared from lysis in an allogenic co-culture with PBMC (including NK cells) from two different donors. However, iNK cells lacking HLA-I (β2M KO) are lysed by NK cells. Finally, expression of HLA-E on iNK cells that lack other HLA-I molecules are spared from lysis by allogenic NK cells.

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

Cetuximab engages FcγR on innate immune cells, such as NK cells and macrophages, to eliminate EFGR-expressing cells through ADCC or ADCP. Our preliminary data from in vivo studies indicated that the cetuximab can effectively trigger the elimination of iNK cells engineered with our EGFR safety switch from different tissues including blood, liver and lungs.

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

Average iNK cell number as measured by flow cytometry at the conclusion of the 7-day persistence assay. iNK cells were cultured alone or in co-culture with CD19+ NALM6 or REH cells at an effector to target ratio of 1:1 in the absence of any exogenous cytokine support for 7 days and then analyzed by flow cytometry. The iNK cell population was defined as live, CD45+, CD56+cells.

Single-cell clones mediate serial killing of lymphoma cells

In addition to the persistence demonstrated above, for cell therapies to be effective in eliminating cancer cells, single CAR-T or CAR-NK cells need to be able to engage and kill multiple tumor cells in succession a process commonly described as serial killing. To evaluate the fitness of our CAR-iNK cells, we established a serial killing assay in which iNK cells are put through multiple rounds of killing with fresh tumor cell targets added every 24 hours. This is one of our most relevant in vitro assays to characterize and distinguish CAR-iNK cell clones. Our most potent clones have sustained serial killing activity for over ten rounds of killing. These clones progressed to in vivo studies for characterization of their anti-tumor activity against human lymphoma xenografts. These in vivo studies determined the selection of the iPSC clone to generate the CNTY-101 clinical candidate.

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

Single-cell clones eliminate CD19+ B-cells

One of the key hallmarks of approved CD19 CAR-T cell therapy is the observation that patients who respond to treatment have B-cell aplasia (loss of B-cells). Because normal B-cells express CD19, B-cell aplasia is expected during CD19 CAR-T cell treatment and has been used as a pharmacodynamic indicator of CAR-T cell activity. To determine whether our CD19 CAR-iNK cells eliminate normal B-cells, we used B cells from four different allogeneic donors and incubated them with our top candidate iNK single cell clones. After 48 hours in culture, all iNK clones showed robust killing of B-cells with complete elimination in most assays. This data indicates that B-cell aplasia should be expected during treatment of lymphoma patients. B-cell aplasia is expected to benefit our Allo-Evasion™ strategy by further reducing the chance of patients mounting a humoral anti-iNK cell antibody response.

Elimination of B-Cells in Co-cultures of PBMCs with CAR-iNK Cells Derived from Single-Cell Clones

Elimination of normal B-cells from whole PBMCs by our top candidate iNK single-cell clones. To evaluate B-cell killing activity in-vitro, CAR-iNK cells derived from six single-cell clones were co-cultured for 48 hours with PBMCs from four healthy donors. The PBMCs were labeled with cell trace violet (CTV) and cocultured with CAR-iNK clones at an effector: Target ratio of 1:1. B-cells were defined as CTV+/CD45+/CD19+ and the reduction in B-cell numbers graphed as a percentage of the total B-cells present in the co-culture conditions compared to the “No Effector” condition for each donor (set at 100%). Samples were run on BD Symphony A3 cytometer and the data is represented as average of the four PBMC donors with error bars representing standard deviation.

In vitro B-cell depletion by CNTY-101

Use of CNTY-101 to deplete B-cells and reduce or eliminate autoantibody formation is supported by preclinical evaluation of in vitro B-cell killing by CNTY-101 compared with internally-generated CAR T cells from healthy donors.

In this study, we compared the percent cytolysis of healthy donor B-cells from three different donors at different effector to target ratios at 24 hours, and found comparable cytolysis of B-cells by CNTY-101 (in blue) as compared with CAR T cells (in red), with untransduced cell controls shown in black. We observed a similar result of comparable B-cell killing by CNTY-101 compared with CAR T cell preparations of SLE patient B cells from three donors.

●	Isolated B-cells or CD19+ target cells were co-cultured with D21 iNK (CNTY-101 or 611) at several E:Ts in 96-well U bottom plates in NKCM with assay harvested at 24h.
●	Assay plates were harvested and stained for Fixable Live/Dead. Cells were fixed and run on cytometer to determine Target+Dead Cell populations

Our CNTY-101 clinical development program in R/R B-Cell lymphoma

B-cell lymphoma

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

We believe the successful development of CNTY-101 will enable us to establish clinical proof of concept for our CAR-iNK cell therapy and Allo-EvasionTM technology.

We have initiated a first-in-human Phase 1 clinical trial of CNTY-101 in the United States, in relapsed and refractory CD19 positive large B-cell lymphoma, or RR NHL, patients including dose escalation and expansion portions, designed to evaluate the safety, tolerability, pharmacokinetics, persistence, efficacy, and to identify the recommended Phase 2 dose and dosing schedule of CNTY-101. We are assessing both CD19-naïve and CD19-CAR-T treated patients who have relapsed following at least 2 prior lines of therapy. We will evaluate two dosing schedules, beginning with single dosing in Schedule A, as shown below. We will also characterize multiple doses per cycle with repeat cycles without subsequent lymphodepletion, subject to the Independent Data Monitoring Committee and FDA review, and its potential impact on safety, persistence, and efficacy in Schedule B. The ongoing ELiPSE-1 trial is designed to evaluate preliminary safety and efficacy in patients. We intend to establish proof of concept as the study progresses through dose escalation, which will be analyzed when sufficient patient data is achieved. The CNTY-101 clinical trial will allow for benchmarking, where safety and efficacy outcomes can be compared to the available results for mono-specific CD19 autologous and allogeneic therapies that also utilize the FMC63 binder and CAR.

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

CNTY-101: ELiPSE-1 (NCT05336409) Phase 1 BOIN design

Escalation is guided by the Bayesian Optimal Interval, or BOIN. The safety review committee reviews data and implements dosing decisions. After the single dose maximum tolerated dose, or MTD, has been reached or the maximum single dose has been evaluated, or earlier upon the recommendation of the Independent Data Review Committee and Sponsor decision, Schedule B will also be explored, where CNTY-101 cells are dosed once weekly for three weeks. As of January 2024, the ELiPSE-1 clinical study is currently enrolling DL2 Schedule B (300 million cells, three times weekly cycle), and DL3 Schedule A (1 billion cells, once monthly cycle) cohorts.

As released by us on December 11, 2023, as of a data cutoff date of November 13, 2023, seven heavily pretreated patients were enrolled into the ELiPSE-1 trial and treated with CNTY-101, with the demographics shown below; four patients received the 100 million cell dose level, once monthly Schedule A, and three patients received the 300 million dose level, once monthly Schedule A.

A favorable initial safety profile was observed, with no dose limiting toxicities, or DLTs, observed. Manageable safety was observed, with Grade 1 and Grade 2 cytokine release syndrome, or CRS, in two patients, and with Grade 3 neutropenia observed in two patients, which was transient. Four patients received outpatient treatment. Two patients achieved a complete response, or CR, including one patient with a 6-month durable CR prior to subsequent progression, illustrating encouraging initial response signals at the lowest dose levels in the study.

ELiPSE-1 patient demographics (as of November 13, 2023, data cutoff)

Favorable initial safety profile observed to date in ELiPSE-1

ELiPSE-1: Early evidence of anti-lymphoma activity at lowest dose levels

We reported a case study of a dose level 1 patient who exhibited a 6-month durable complete response prior to subsequently progression. This patient had high risk relapsed refractory follicular lymphoma, or FL, and had received 4 prior lines of therapy. They were treated with 100 million CNTY-101 cells following LDC; after the initial cycle exhibited a complete response, and subsequently received one additional cycle of CNTY-101 following lymphodepletion, and five additional cycles of 100 million CNTY-101 cells monthly without lymphodepletion. All additional cycles included subcutaneous IL-2 for eight days. This case study was also included in an abstract and poster presented at the American Society of Hematology, or ASH, Annual Meeting in December, 2023.

The complete response is shown below via PET imaging

ASH case study: Dose level 1 patient with 6 month durable complete response prior to subsequently progression

ASH case study: Early evidence of anti-lymphoma activity with durable 6 month complete response:

Cytokine levels were consistent with the clinically-observed favorable initial safety profile – factors associated with CRS and neurotoxicity were not significantly elevated.

ASH case study safety profile and safety biomarker assessment:

In this single patient case study, no DLTs, no CRS, and no ICANS were observed. No Adverse Events (AEs) related to CNTY-101 were observed. Factors such as cytokines associated with CRS and neurotoxicity were not significantly elevated. Elevation in peripheral IL-2 was observed, coinciding with IL-2 administration.

The case study allowed for analysis of PK for dosing cycles with and without IL-2 and with and without lymphodepletion. CNTY-101 cells traffic out of circulation shortly after infusion, and, consistent levels of CNTY-101 at 1-hour post-infusion were observed with and without lymphodepletion. Moreover, persistence of CNTY-101 cells in tissues for at least three days was observed upon repeated dosing of CNTY-101 either with or without lymphodepletion as measured by cell-free DNA. No allo-rejection of CNTY-101 was observed: no functional humoral immune response or anti-drug antibodies were detected.

ASH case study: CNTY-101 persists outside of circulation and humoral immunogenicity is not detected

After the first dose of CNTY-101 (without IL-2), an intra-tumoral adaptive response was observed, evaluated by imaging of a day eight tumor biopsy, showing recruitment of endogenous CD8+ T cells and NK cells and elevated levels of IFN gamma and TNF alpha to the tumor microenvironment.

ASH case study: Intra-tumoral adaptive response following initial CNTY-101 dose without IL-2

Overall, these results demonstrate for CNTY-101 at the lowest study doses of 100 million and 300 million cells (once monthly cycle Schedule A):

●	Heavily pretreated and refractory patient population was treated in first-in-human dose escalation trial
●	Favorable initial safety profile; potentially can be delivered in an outpatient setting
●	Encouraging early response signals at lowest dose levels: two patients achieving CR, including one patient with 6-month durable CR prior to subsequent progression;
●	No evidence of allo-rejection ; and
●	Initial data for CNTY-101 supports the potential for Allo-Evasion™ to enable a multi-dosing regimen without the need for continued lymphodepletion

We believe CNTY-101’s manageable initial safety profile, initial response data, and PK/PD supports advancing to higher doses to potentially deepen and prolong clinical response.

Our CNTY-101 clinical development program in SLE

SLE is a complex multi-system autoimmune disease that affects 3.4 million people worldwide. Interactions between T and B cells leading to autoantibody production are central to disease pathogenesis. Renal and central nervous system, or CNS, involvement as well as advanced cardiovascular aging are major causes of morbidity and mortality in SLE. Advances in treatment have failed to make a significant impact on the SLE patient outcomes and induction of remission remains rare. Furthermore, drug toxicity is significant and disease flares remain common. The primary objective of new therapies in SLE is to achieve long-term control in disease activity with well tolerated SLE medications using treat-to-target strategies to achieve this goal. Since the most recent approval of anifrolumab in 2021, multiple studies with a variety of other biologics in SLE have failed, and there remains an ongoing need for improved treatment options. B-cell-directed autologous CAR T cell therapies have provided new hope for durable remissions through an “immune reset”. However, some of the challenges encountered with auto-CAR-T in oncology related to product availability, toxicities, and potential long-term risks could hamper their widespread adoption in non-oncology indications.

We are pursuing an alternative approach with CNTY-101. As a homogenous NK cell candidate derived from a single iPSC clone, CNTY-101 has been designed with uniquely engineered features which we believe may provide multiple potential treatment advantages in the SLE setting. These potential advantages include availability of a consistent off-the-shelf frozen product, an improved tolerability profile, ability to be re-dosed without lymphodepletion while avoiding allo-rejection of the product, and a product design that may enable the elimination of B-cells to effect a decline in auto-antibodies without prolonged B cell aplasia.

CALiPSO-1 Phase 1 Clinical Trial Design: CNTY-101 in moderate to severe SLE

The CNTY-101 SLE Phase 1 clinical trial (CALiPSO-1) is a multi-center Phase 1 clinical trial designed to assess the safety, tolerability, pharmacokinetics, and clinical response of CNTY-101 in patients with moderate to severe SLE who have failed at least two standard immunosuppressive therapies. Key endpoints include safety, SLE manifestations per SLE Disease Activity Index, SLEDAI, Lupus Low Disease Activity State, or LLDAS, and Definition of remission in SLE, or DORIS scores, and translational endpoints including B-cell depletion, and auto-antibody decline. The clinical trial is planned to initiate in the first half of 2024. The trial will evaluate one to two cycles of 3 weekly doses of CNTY-101, with lymphodepletion only included prior to the first CNTY-101 infusion. Two dose levels of CNTY-101 are planned for evaluation, 300 million cells and 1 billion cells.

This clinical trial design builds on our knowledge from ELiPSE-1, which has shown to date that in lymphoma patients, CNTY-101 was generally well-tolerated at the 300 million cell dose and can be dosed multiple times without lympho-depleting between each cycle, which also minimizes patient exposure to the toxicity associated with lymphodepletion. We plan to initiate the trial in the first half of 2024, with initial data expected by the end of 2024.

CNTY-102: CAR-iT candidate targeting CD19 + CD22 for relapsed, refractory B-cell lymphoma and other B-cell malignancies

Our next-generation product candidate directed to treat B-cell malignancies is CNTY-102, an iPSC-derived Allo-EvasionTM technology enabled, CAR-iT cell therapy designed to simultaneously target two tumor antigens, CD19 and CD22. CNTY-102 will also be engineered with homeostatic cytokine support, a safety switch to be utilized for cell elimination if required clinically and possibly a PET reporter for imaging of the cells after administration to the patients. Our use of a multi-targeted CAR is intended to increase depth and durability of response by eliminating the effect of CD19 antigen loss that has been observed as a factor limiting durability of CAR-T cell therapies, as well as taking advantage of targeting CD22, an independently regulated, ubiquitous and validated B-cell target.

CNTY-102

iT cells are expected to have high proliferative capacity, persistence and trafficking, leading to sustained anti-tumor activity. We will develop this candidate on our γδi iT cell therapy platform.

We intend to evaluate CNTY-102 in a Phase 1 clinical trial in relapsed, refractory aggressive B-cell NHL, chronic lymphocytic leukemia, or CLL, and/or B-cell acute lymphoblastic leukemia, or B-ALL. We will assess safety, tolerability, pharmacokinetics, persistence, and efficacy outcomes, with primary objectives of the Phase 1 to evaluate and compare depth and durability of response, as we believe dual tumor antigen targeting will significantly improve the efficacy profile. Additional Phase 1 objectives include determining the recommended Phase 2 clinical trial dose, schedule and lymphodepletion conditions.

CNTY-107: Our CAR-iT candidate targeting Nectin-4, for solid tumors expressing high levels of the target antigen

CNTY-107 is an iPSC-derived Allo-EvasionTM technology enabled, CAR-iT cell therapy designed to address Nectin-4 positive solid tumors. CNTY-107 will also incorporate additional functionalities to enhance tumor cell killing and improve cell fitness. The Nectin cell adhesion protein 4, or Nectin-4, is overexpressed in multiple malignancies and has emerged as a possible biomarker and has been validated as target through antibody drug conjugate, or ADC, approaches such as enfortumab vedotin. Nectin-4 is overexpressed in tumor types including urothelial, colorectal, breast, lung, ovarian, gastric, esophageal and pancreatic cancer.

CNTY-104: Our CAR-iNK or CAR-iT multi-specific collaboration program for the treatment of acute myeloid leukemia

Disease background

AML is the most common form of acute leukemia, with 20,000 patients per year diagnosed in US. AML is an aggressive, heterogeneous hematopoietic malignancy characterized by genetic abnormalities in myeloid stem cells. 5-year overall survival, or OS, among patients with AML aged <60 years is ~ 35%, with 5-year OS among patients >60 years ~ 11%, reflecting a high unmet need to improve survival and quality of life for the majority of patients with AML. First line therapy includes a combination of cytarabine-and anthracycline-based regimens with allogeneic stem cell transplantation for eligible candidates, and recently approved, targeted therapies for specific mutations. Approximately 50% of patients relapse after achieving a complete remission in AML, leading to a poor prognosis. Allogeneic hematopoietic cell transplantation, or Allo-HCT, after achieving a second remission, likely offers the only possible current chance for cure. Despite numerous clinical studies, outcomes are consistently disappointing with 5-year overall survival rates of ~ 10%.

Our therapeutic approach

We are developing a multi-specific CAR-iNK or CAR-iT cell collaboration program to treat relapsed, refractory, and secondary AML in collaboration with Bristol-Myers Squibb. CNTY-104 is a CAR-iNK collaboration program designed to target at least two tumor-associated antigens of relevance in AML. We are currently investigating multiple tumor targets to select the final candidates for the CNTY-104 collaboration program.

Use of CAR-T cell therapies has been limited to date in myeloid malignancies due to the heterogeneity of AML cells, and, the absence of antigens that are not also expressed on normal hematopoietic stem progenitor cells. Cell therapy approaches targeting these specific antigens have often led to prolonged myeloablation, causing risk of infection and transfusion dependence in patients. As such, we are planning to create a multi-specific CAR-iNK or iT product candidate that allows for controlled dosing and controlled persistence (e.g. enabling resting periods) to enable elimination of AML blasts while mitigating toxicities to the bone marrow. This approach may provide an improvement in treatment efficacy, tolerability, and safety. There may be an advantage to evaluate an iNK cell product, pending characterization of in vivo pharmacokinetics and persistence, but we will evaluate both cell platforms to engineer CNTY-104.

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

We are developing a multi-specific CAR-iNK or CAR-iT cell product candidate to treat relapsed, refractory multiple myeloma collaboration with Bristol-Myers Squibb. CNTY-106 is a CAR-iNK or CAR-iT collaboration program to target at least two tumor-associated antigens of relevance in multiple myeloma.

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

Manufacturing

We believe that our iPSC-derived NK cells and T cells afford us a significant opportunity to advance multiplex gene-edited cell therapies that can be produced at substantially lower cost and accessible by a much larger patient population as compared to other donor-derived and autologous cell therapy approaches. To capitalize on these advantages, we believe it is imperative to develop an intimate understanding of the relevant cell types, the processes used to manufacture these cells, and the analytical methods required to accurately and reliably measure critical product attributes. We believe this understanding will enable us to produce safe and efficacious products, implement process and product changes with greater efficiency and accelerate the clinical development of commercializable products. In addition, we intend to develop a significant depth of expertise related to scale manufacturing, which we believe is essential to enable cell expansion, harvest and final container filling, along with cryopreservation, at a significantly reduced per dose cost. We have constructed our manufacturing strategy with the intent of achieving these objectives.

We believe that our relationship with FCDI and its role in the manufacture of our initial product candidates has provided valuable know-how that accelerated development of our proprietary methods to generate functional iPSC-derived iNK cells. We believe that our optimized iPSC differentiation methods are scalable and compatible with efficient manufacturing processes. Our process development group is responsible for overall management of process optimization efforts and we have contracted with FCDI to provide us with process development services on an ongoing basis.

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

Effective cryopreservation strategies must consider all elements of the supply chain

We are sourcing clinical supply of CNTY-101 from FCDI. FCDI currently maintains a cGMP compliant manufacturing facility in Madison, Wisconsin and our audit of the facility confirmed its Phase 1 readiness. We also intend to source clinical trial supply for some of our other iNK product candidates, and we will have the option to source NK cell therapies to be sold commercially, if approved, from FCDI.

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

We believe the development of in-house manufacturing will enable us to analyze, learn and adapt more rapidly and increase control of development and manufacturing timelines for efficient clinical development of our product candidates. Through this enhanced control and investment in our process and analytical development capabilities, we believe we will gain a deeper understanding of our critical product attributes and the factors that affect product quality. We also intend to develop expertise in scale-up technologies to enable optimal manufacturing scale for our product candidates, which will reduce cost of goods and improve patient access.

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

Letter Agreement

Under the letter agreement, which amends certain terms of each of the FCDI Agreements, including such amendments that (i) amend the definition of Territory under each of the FCDI Agreements, for purposes of the sublicenses under the FCDI Agreements pursuant to our Research Collaboration and License Agreement with Bristol-Myers Squibb dated January 7, 2022, or the Collaboration Agreement, includes Japan, (ii) amends the licenses granted to us and our affiliates under the FCDI Agreements such that the rights are sublicensable to Bristol-Myers Squibb, including with respect to Japan and (iii) the intellectual property developed under the Bristol-Myers Squibb collaboration is not subject to grant-back and option provisions under the Reprogramming License (iv) waives any right of FCDI to manufacture products developed under the Collaboration Agreement.

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

Worldwide License Agreement

On September 22, 2023, we and FCDI entered into a worldwide license agreement, or the Autoimmune License, whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases. Under the terms of the Autoimmune License, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with the Autoimmune License. In addition, on September 22, 2023, we and FCDI amended the Reprogramming License, Differentiation License and the Collaboration Agreement to expand our existing license related to the development and commercialization of iPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases. In connection with the entry into the Autoimmune License and the amendments to the Reprogramming License and Differentiation License, we recorded an upfront payment in the amount of $4.0 million. In addition, we paid FCDI a $1.0 million milestone fee pursuant to the Autoimmune License for filing of the IND for SLE for CNTY-101, both of which are included as in-process research and development in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023

Bayer HealthCare LLC Option Agreement

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

Under the Collaboration Agreement, we are responsible for generating Development Candidates for each Collaboration Program with a goal of producing Development Candidates that meet pre-specified criteria. Bristol-Myers Squibb has the option, exercisable for a specified period of time after the Development Candidate for each Collaboration Program is deemed to meet the applicable criteria, to elect to exclusively license the Development Candidates created in each Collaboration Program for pre-clinical development, clinical development and commercialization on a worldwide basis each a License Option. Following Bristol-Myers Squibb’s exercise of the License Option with respect to a Collaboration Program, we will be responsible for performing IND-enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND and manufacturing of clinical supplies until completion of a proof-of-concept clinical trial for the relevant Development Candidates, in each case at pre-agreed rates. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof-of-concept clinical trial) and commercialization activities for such Development Candidates worldwide.

We have the option to co-promote with Bristol-Myers Squibb Development Candidates generated from the initial AML Collaboration Program and, if Bristol-Myers Squibb elects to expand to a fourth Collaboration Program, Development Candidates generated from the fourth Collaboration Program.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100 million and will pay an exercise fee upon the exercise of the License Option with respect to a Collaboration Program, each such Collaboration Program, a Licensed Program and product candidates developed under a Licensed Program, Licensed Products. With respect to each Licensed Program, Bristol-

Myers Squibb will pay up to $235 million in milestone payments upon the first achievement of certain development and regulatory milestones within such Licensed Program. In addition, Bristol-Myers Squibb will pay up to $500 million per Licensed Product in net sales-based milestone payments.

Bristol-Myers Squibb will also pay us tiered royalties per Licensed Product as a percentage of net sales in the high-single digits to low-teens, subject to reduction for biosimilar competition, compulsory licensing and certain third party licenses costs. If we exercise our co-promote option, such royalty percentage will be increased to low-teens to high-teens in respect of the sales of the co-promoted Licensed Products in the United States. The royalty term shall terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) the twelve (12) year anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration of any regulatory exclusivity period that covers such Licensed Product in such country, and (iii) the expiration of the last-to-expire licensed patent of ours or a jointly owned patent that covers such the Licensed Product in such country. After expiration of the applicable royalty term for a Licensed Product in a country, all licenses granted by us to Bristol-Myers Squibb for such Licensed Product in such country will be fully paid-up, royalty-free, perpetual and irrevocable.

In connection with the Collaboration Agreement Bristol-Myers Squibb purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50 million.

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

The initial term of the sublicense expires on the later of (i) March 31, 2027, or (ii) the expiration of the last-to-expire valid claim covering a licensed product, which is currently expected to expire in 2033. iCELL may terminate the agreement with 30 days’ notice if we have failed to make a payment within 60 days of such payment becoming due and we do not cure such breach within 30 days of written notice. We may terminate the agreement upon 90 days’ written notice if any third party brings a claim against us related to the licensed patents or technology and such claim is not settled within 90 days.

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

University of Toronto and McMaster University

On June 9, 2020, we entered into an asset purchase agreement by and among Empirica, our wholly-owned subsidiary Century Therapeutics Canada ULC, or Century Canada and us pursuant to which we purchased certain assets of Empirica, including a license agreement, the Empirica License, dated January 22, 2019, by and among the Governing Council of the University of Toronto, or the Council, the McMaster University, or, together with the Council, the Toronto Universities, and Empirica. Under the Empirica License, we received an exclusive, non-transferable, sublicensable, worldwide license under certain patents and antibody sequences and related intellectual property rights and know-how to, among other things, reproduce, manufacture and commercialize certain CD-133 related antibody and antibody sequence-derived technology, including but not limited to BiTE and bi-Specific or engineered T-Cells, including but not limited to CAR-Ts. The Toronto Universities reserve a royalty-free, non-exclusive, perpetual, irrevocable license to use such technology for non-commercial research, educational and administrative purposes.

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

Pursuant to the Empirica License, we are required to make aggregate milestone payments of $18 million to the Toronto Universities upon the achievement of regulatory approval for certain products developed pursuant to the Empirica License in the United States, European Union and Japan until the expiration of the last-to-expire valid claim covering the antibody and antibody-derived technology licensed under the agreement. We are also required to make royalty payments to the Toronto Universities in an amount equal to a low single-digit percentage of annual net sales of any product commercialized utilizing technology licensed under the Empirica License. We are also required to pay the Toronto Institutions 50% of all non-royalty payments from sublicenses up to certain maximum amounts and 50% of royalty payments from sublicenses up to a maximum low single-digit percentage. The Empirica License contains customary representations and warranties, confidentiality, insurance, audit and indemnification provisions. On November 6, 2023, we terminated the Empirica License as a result of its discontinuation of its CNTY-103 program.

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

We have sought patent protection in the United States and other countries throughout the world related to our CNTY-101 product candidate, as well as other iPSC-derived engineered CAR cells comprising certain transgene insertions and deletions, including our proprietary Allo-Evasion™ technology. We have an issued

US patent No. 11,661,459 directed to the safety switch construct incorporated in our CNTY-101 product. We have also filed patent applications related to our other product candidates CNTY-102 and CNTY-107. We have also filed patent applications relating to our T-cell platform related to compositions and methods for generating alpha-beta and gamma delta T-cells from iPSCs. Additionally, we have filed a patent application on gene transfer vectors and methods of engineering iPSCs. We have also filed patent applications related to genetically engineered cells expressing CD16 variants and NKG2D and uses thereof as well as other technologies. This portfolio covers compositions of programmed cellular immunotherapies, our proprietary Allo-Evasion™ technology and our platform for industrial scale iPSC engineering and differentiation. The portfolio also includes technology for a universal CAR cell platform and a novel safety switch which includes an issued US patent No.11,883,432 . With regard to such United States provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Such applications may not result in issued patents and, even if patents do issue, such patents may not be in a form that will provide us with meaningful protection for our product candidates. We also rely on trade secrets that may be important to the development of our business, but which may be difficult to protect and provide us with only limited protection.

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

We will file U.S. non-provisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion for some or all of the claims filed in the application, which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of two and a half years from the earliest priority date of the PCT application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Office. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.

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

In addition to patent protection, we also rely on trade secrets, know-how, other proprietary information and/or continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions. For more information regarding the risks related to our intellectual property, see “Risk factors—Risks related to our intellectual property.”

Intellectual property relating to iPSC technology

We have licensed from FCDI a portfolio of six patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is non-exclusive within the field of cancer immunotherapeutics in the worldwide territory outside of Japan and for the treatment of inflammatory and autoimmune diseases worldwide. This portfolio covers various aspects of the generation of human iPSCs from somatic cells and, as of May 31, 2021, includes 12 issued U.S. patents claiming methods and compositions used in the reprogramming of human somatic cells to iPSCs. Specifically, the portfolio includes patents with claims for producing human iPSCs from hematopoietic progenitor cells using episomal genetic vectors and includes claims for doing the reprogramming under feeder free conditions. The portfolio also includes a composition of matter patent issued in the United States covering an Epstein-Barr Virus, or EBV, reprogramming vector containing genes for certain reprogramming factors. These issued patents and any patents that may be issued from these pending patent applications will expire on dates ranging from 2029 to 2034, without giving effect to any patent term adjustment or extension.

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

Intellectual property relating to genetic engineering

In January 2019, we entered into a non-exclusive license agreement with Inscripta, Inc. Under the license agreement, we obtained a non-exclusive, royalty-free, irrevocable license to a patent portfolio covering the composition, production and use of CRISPR-MAD7, a novel gene-editing CRISPR endonuclease from the Eubacterium rectale genome. The intellectual property includes two issued U.S. patents and any pending applications claiming priority therefrom. Our license covers the making and using of CRISPR-MAD7 for editing iPSCs, making master engineered iPSC lines and using master engineered iPSC lines to manufacture human therapeutic products. These issued patents and any patents that may be issued from these pending patent applications will expire in 2037, without giving effect to any patent term adjustment or extension.

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

Intellectual property relating to the differentiation of hematopoietic cells

We have licensed from FCDI a portfolio of six patent families regarding methods of differentiating iPSC cells including issued patents and pending patent applications broadly applicable to the differentiation of iPSC cells, the last of which is currently expected to expire in 2036. Our license is exclusive to exploit cancer immunotherapeutic products and non-exclusive for the products for the treatment of inflammatory and autoimmune diseases consisting of cells that are or are modifications of NK cells, T cells, dendritic cells and macrophages derived from human iPSCs. This portfolio covers various aspects of the generation of hematopoietic precursor and immune effector cells from iPSCs and, as of May 31, 2021, includes five issued U.S. patents claiming methods for the differentiation of human iPSCs to hematopoietic precursor cells and further differentiation into immune effector cells. Specifically, the portfolio includes patents with claims for producing hematopoietic precursor cells from iPSCs using a multi-step process involving certain defined media. These issued patents and any patents that may issue from these pending patent applications will expire on dates ranging from 2030 to 2036, without giving effect to any patent term adjustment or extension.

Intellectual property relating to engineered iPSCs and derivative cells

Currently, we own two issued US patents and fifteen pending US utility patent applications and five pending provisional patent applications covering our engineered iPSC cells, cell differentiation technology, compositions of engineered cellular immunotherapies, and gene transfer vectors and methods of engineering iPSC cells. The portfolio includes composition of matter claims covering our CNTY-101, CNTY-102 and CNTY-107 products, as well as other iPSC-derived engineered CAR cells comprising certain transgene insertions and deletions, including our proprietary Allo-Evasion™ technology. We have an issued US patent No. 11,661,459 directed to the safety switch construct incorporated in our CNTY-101 product and an issued US patent with claims directed to a universal CAR cell platform. We have also filed patent applications relating to our T-cell platform related to compositions and methods for generating alpha-beta and gamma delta T cells from iPSCs. We have also filed patent applications related to a novel safety switch. Any U.S. patents that may issue from such pending provisional patent applications would expire in from 2040-2043, without giving effect to any patent term adjustment or extension.

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

Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, the regulatory approval process and marketing than we do. Mergers and acquisition activity in the pharmaceutical, biopharmaceutical and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in recruiting and retain qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United

States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National

Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid

Molecules, or NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding for recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH

Guidelines voluntarily follow them.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biologic product is initially introduced into healthy human subjects and tested for safety. In the case of some products for rare and severe diseases, initial human testing is often conducted in patients.
●	Phase 2. The biologic product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. In biologics for rare diseases where patient populations are small and there is an urgent need for treatment, Phase 3 trials might not be required if an adequate risk/benefit can be demonstrated from the Phase 2 trial.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biologics, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

With respect to oncology products, the FDA may review applications under Real-Time Oncology Review, or RTOR, established by the FDA’s Oncology Center of Excellence. RTOR, which allows an applicant to pre submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy, and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time, such as, for example, a requirement for a new REMS. To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant’s pivotal clinical trial(s), as well as completion of database lock for the clinical trial(s). The FDA will generally make a decision regarding acceptance into RTOR within twenty (20) business days of receipt of the request from the applicant. If an applicant is not accepted into RTOR, the applicant will follow routine application submission procedures.

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

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or inpatient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

A pediatric investigation plan, or PIP, in the European Union is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for MAs for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when a marketing-authorization holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the European Union Medicines authorized across the European Union with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate, or SPC, by six months(provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires). This is the case even when the studies’ results are negative. For orphan medicinal products, the incentive is an additional two years of market exclusivity.

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

The United Kingdom left the European Union on January 31, 2020, referred to as Brexit, and the United Kingdom and the European Union have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021, and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not provide for wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current European Union medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United Kingdom and European Union pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of European Union pharmaceutical legislation under the TCA, under the new framework mentioned below which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

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

Healthcare laws and regulations

Sales of our product candidate, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value;
●	Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs and biologics, that are false or fraudulent;
●	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;
●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse-midwives, and physician assistants, as well as ownership and investment interests held by physicians and their immediate family members;
●	Price reporting laws require manufacturers to calculate and report complex pricing metrics to federal and state government agencies, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
●	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	The Foreign Corrupt Practices Act, or FCPA prohibits United States businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in

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

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and biologics. In recent years, the United States Congress, or Congress, has considered reductions in Medicare reimbursement levels for drugs and biologics administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs and biologics. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs and biologics, expanded the 340B program, and revised the definition of average manufacturer price, or AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs.

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011 and subsequent legislation, among other things, include aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year, which remain in effect through 2023. Further, the American Taxpayer Relief Act, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective

January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have just one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

The Affordable Care Act has also been subject to challenges in the courts. For example, on June 17, 2021, the Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. The Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs and biologics to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole”, (expanded by later legislation to 70%, effective January 1, 2019).

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

President Biden has also issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Human capital resources

As of March 1, 2024, we had 152 full-time employees and 13 part-time employees. Of our 165 full and part-time employees, 135 are engaged in research and development activities. We consider our relationship with our employees to be good.

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

We are an equal opportunity employer and we maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. Our employees are not part of any collective bargaining agreements, and we believe that we have good relations with our employees.

Facilities

Our principal executive offices are located in Philadelphia, Pennsylvania. We operate in three office and laboratory spaces in Philadelphia pursuant to leases that expire in December 2025, October 2031 and March 2034. Additionally, we lease office and laboratory space in Seattle, Washington pursuant to leases expiring in September 2030, respectively and laboratory and office space in Hamilton, Ontario, pursuant to a lease that expires in May 2024. We also have a 53,000 square foot cell therapy manufacturing facility in Branchburg, New Jersey pursuant to a lease expiring in February 2037. We believe that our current facilities are adequate to meet our ongoing needs.

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

•We have a limited operating history, have incurred significant losses since our inception, expect that we will continue to incur significant losses for the foreseeable future, and require additional funding in order to finance operations;

•We have never generated revenue from product sales and may never achieve or maintain profitability;

•We are early in our development efforts and our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize our current and future product candidates;

•We are highly dependent on the success of our lead product candidate, CNTY-101, which is currently undergoing Phase 1 clinical trials, and our other product candidates;

•Utilizing CAR-iNK and CAR-iT cells represents a novel approach to immuno-oncology treatment of cancer and autoimmune and inflammatory diseases, and we must overcome significant challenges in order to develop, commercialize, and manufacture our product candidates;

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

•The manufacture and distribution of our iPSC-derived cell product candidates is complex and subject to a multitude of risks, and these risks could substantially increase our costs and limit the clinical and commercial supply of our product candidates;

•Cell-based therapies depend on the availability of reagents and specialized materials and equipment which in each case are required to be acceptable to the FDA and foreign regulatory agencies, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We rely on third-party suppliers for various components, materials, and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components;

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

We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators;

•If we are unable to successfully commercialize CNTY-101 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed;

Any pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our drug candidates;

•Our success depends on obtaining, protecting, maintaining, and enforcing our intellectual property rights and our proprietary technologies, including intellectual property rights that are licensed to us;

•We do not currently own issued patents relating to some of our product candidates;

•If any of our license agreements with FUJIFILM Cellular Dynamics Inc., or FCDI, are terminated, we could lose our rights to key components enabling our iPSC-derived allogenic cell therapy platforms;

•Our commercial success depends significantly on our ability to operate without infringing, misappropriating, or otherwise violating the patents and other intellectual property and proprietary rights of thirds parties. Claims by third parties that we infringe, misappropriate, or violate their intellectual property or proprietary rights may result in liability for damages or prevent or delay our development and commercialization efforts, and the intellectual property landscape around gene-editing technology is highly dynamic, and third parties may initiate and prevail in legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights;

•The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses; and

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

We are an early stage biopharmaceutical company with a limited operating history. Our operations to date have been limited raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies, in-licensing intellectual property, establishing manufacturing processes, conducting our Phase 1 clinical trial, ELiPSE-1, evaluating CNTY-101 in patients with relapsed or refractory CD19-positive B-cell lymphomas and preparing to initiate our Phase 1 CALiPSO-1 clinical trial to evaluate CNTY-101 in patients with moderate to severe systemic lupus erythematosus, or SLE, who have failed at least two standard immunosuppressive therapies. We have not yet demonstrated our ability to successfully complete a clinical trial, or submit a biologics license application, or BLA, for a product candidate, obtain regulatory approval for any product candidate, manufacture a product at a commercial-scale or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any assumptions you make about our future success or viability may not be as informed as they could be if we had a longer operating history.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses for the years ended December 31, 2023 and 2022 were $136.7 million and $130.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $655.8 million.

Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, our Phase 1 clinical trial, ELiPSE-1, the preparation of our Phase 1 CALiPSO-1 clinical trial for CNTY-101, the acquisition of IPR&D and from general and administrative costs associated with our operations. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license, or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our stockholders’ deficit and working capital.

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

We have one product candidate in clinical development for multiple indications and no product candidates approved for commercial sale and have not generated any revenue. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products that are approved and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenues to achieve profitability. Because of the numerous risks and uncertainties associated with biologics product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical activities and clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. We have financed our operations primarily through private placements of our securities and our initial public offering of common stock, or IPO, which closed in June 2021. Our research and development expenses decreased from $97.2 million for the year ended December 31, 2022 to $93.1 million for the year ended December 31, 2023. As of December 31, 2023, we had cash, and cash equivalents of $47.3 million and investments of $214.5 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditures requirements. Based on our current business plans, we believe our cash, cash equivalents and investments will be sufficient for us to fund our operating expenses and capital expenditures into 2026.

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

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from inflation, pandemics, political unrest and hostilities, or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. In July 2022, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Cowen acting as our sales agent, or the 2022 ATM Facility. During the fiscal year ended December 31, 2023, there were no sales made under the Sales Agreement. In the first quarter of 2024, 4,084,502 shares of common stock have been issued and sold pursuant to the Sales Agreement. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell, or license intellectual property rights and impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Further, the impacts geopolitical turmoil, such as the ongoing Ukrainian War and current conflict in Israel and Gaza (including any escalation or expansion), social unrest, political instability in the United States and elsewhere, terrorism, cyberwarfare or other acts of war, could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, or developments relating to pandemics, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken in receivership by the Federal Deposit Insurance Corporation, or FDIC. Even though we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

Risks related to our business and industry

We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval, and ultimately commercialize them.

We are early in our development efforts. We are currently assessing CNTY-101 in patients with relapsed or refractory CD19-positive B-cell lymphomas in our Phase 1 ELiPSE-1 clinical trial and we intend to initiate our Phase 1 CALiPSO-1 clinical trial of CNTY-101 in patients with moderate to severe SLE in the first half of 2024. Additionally, we are actively engaged in a number of earlier stage discovery programs that may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from product sales and we may never be able to develop or commercialize a marketable product.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, and minimally efficacious dose studies in animals, where applicable, and in accordance with Good Laboratory Practices, or GLPs;

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

While we have successfully initiated the clinical development of CNTY-101 which now has a Phase 1 clinical trial ongoing, we cannot guarantee that an IND application will be cleared to proceed after submission to the FDA for any additional indications or any of our other product candidates or that CNTY-101 or our other product candidates will be allowed to complete clinical developments and approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials and regulatory approvals, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that CNTY-101 or our other product candidates will be complete and be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit, or deny development or approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory authorizations or approvals will delay or harm our ability to successfully develop and commercialize CNTY-101 or our other product candidates and materially adversely affect our business, financial condition, results of operations, and growth prospects.

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

Our success depends on our ability to utilize our iPSC-derived allogeneic cell therapy platforms to generate chimeric antigen receptors, or CAR-iNK and CAR-iT cell product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. Though iPSC-derived cell therapy product candidates have been evaluated by others in clinical trials, our lead product candidate has only commenced evaluation in a Phase 1 clinical trial, and we may experience unexpected or adverse results in the future. We are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. All of our product candidates developed from our iPSC allogeneic cell therapy platforms will require significant clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays, or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core iPSC technology.

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

Utilizing CAR-iNK and CAR-iT cells represents a novel approach to immuno-oncology treatment of cancer and autoimmune and inflammatory diseases, and we must overcome significant challenges in order to develop, commercialize, and manufacture our product candidates.

We have concentrated our research and development efforts on developing CAR-iNK and CAR-iT cell therapies. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for our product candidates. Because our iPSC-derived allogeneic cell therapy platforms are novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating our product candidates utilizing CAR-iNK and CAR-iT cells. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications, if and when submitted, increase our development costs, and delay or prevent commercialization of our iPSC-derived allogeneic cell therapy platform products. Additionally, advancing novel immuno-oncology and autoimmune and inflammatory cell therapies creates significant challenges for us, including:

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

We must be able to overcome these challenges in order for us to successfully develop, commercialize, and manufacture our product candidates utilizing CAR-iNK and CAR-iT cells. In addition, although CNTY-101 and our future product candidates may differ in certain ways from other cancer immunotherapies and autoimmune and inflammatory diseases, including CD19-directed autologous CAR-T cell immunotherapies, serious adverse events, deaths or other unexpected safety issues in other companies’ clinical trials or that are discovered from post-marketing data sources involving cancer immunotherapies, more generally, even if unrelated to our product candidates, could negatively impact our business. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies. While CNTY 101 is designed to utilize a different mechanism of action, FDA’s investigation into CAR-T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that may receive approval, and a decrease in demand for any such product candidates.

We have not yet demonstrated long-term stability of cryopreserved CAR-iNK cells.

We have not yet demonstrated long-term stability of cryopreserved CAR-iNK cells and, therefore, do not know if we will be able to store the cryopreserved cells for extended periods of time. If we are unable to demonstrate long-term stability, we will need to reduce the manufacturing batch size to ensure that the material we produce will be used before it expires. In that case, the scaling of our production processes will not deliver the efficiencies we expect, and the cost per dose of our product candidates will be substantially higher. We may also encounter difficulties not only in developing freezing and thawing methodologies for large-scale use, but it is also possible that the freezing and thawing methodologies we develop and implement will not sufficiently preserve the function of one or more of our product candidates, thereby potentially negatively impacting certain clinical results.

Gene-editing is a rapidly developing technology, and our success is dependent upon our ability to effectively utilize this technology in our product candidates and implement future technological advancements in gene-editing.

We use CRISPR-based nuclease to enable precise editing of the iPSC genome. For CNTY-101, we used the nuclease Cpf-1 but have shifted to CRISPR-MAD7 for all subsequent product candidates, and we may utilize CRISPR-MAD7 for CNTY-101 in the future. We decided to shift to CRISPR-MAD7 because we entered into a license agreement with Inscripta, Inc. and obtained a non-exclusive, royalty-free, irrevocable license to a patent portfolio covering the composition, production and use of CRISPR-MAD7. We have optimized the protocols to produce CRISPR-MAD7 and have achieved similar cutting and HDR efficiencies compared to Cpf-1, but we do not have as much experimental data with CRISPR-MAD7 as we do with Cpf1. We may encounter technical liabilities associated with CRISPR-MAD7 that could force us to use a different CRISPR nuclease which could delay our programs and require us to enter into a license agreement for additional technology, which may not be available on commercially reasonable terms or at all.

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

In addition, the cell therapy industry is rapidly developing, and our competitors may introduce new gene-editing technologies that render our technology less attractive. As the FDA and foreign regulatory authorities begin issuing product approvals for gene-editing products, post-market adverse events or findings could adversely impact developers of gene-editing technologies or competitive pressures may force us to implement new gene-editing technologies at a substantial cost or delay in our clinical development process. In addition, regulatory requirements in the United States and in other jurisdictions governing the development of gene therapy products have changed frequently and may continue to change in the future. Our competitors may have greater financial, technical and personnel resources that allow them to implement new gene-editing technologies before we can. We cannot be certain that we will be able to implement new gene-editing technologies on a timely basis or at a cost that is acceptable to us. If we are unable to implement technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us, and other factors, such as the COVID-19 pandemic, or future pandemics, over which we have no control. Furthermore, we are relying and expect to continue to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our current and future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in our current and future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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

We focus on the development of programmed cellular immunotherapies for patients with cancer and autoimmune and inflammatory diseases, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC-derived allogeneic cell therapy platforms are designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures may not yield commercially viable product candidates.

We intend to study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse events or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients we intend to treat with our product candidates may also receive chemotherapy agents, radiation, chronic immunosuppressants, biologics/monoclonal antibodies and/or other cell therapy treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates, if approved. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business.

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

We have been collecting data about CNTY-101 in preclinical studies and our Phase 1 ELiPSE-1 clinical trial. We began dosing patients in February 2023 in our ELiPSE-1 clinical trial. As of December 2023, we have reported results for 7 R/R lymphoma patients dosed with 100 million and 300 million cells of CNTY-101, the lowest two dose levels in the ELiPSE-1 study. While to date CNTY-101 is well tolerated, the information regarding the side effect profile of CNTY-101 and other future products in humans is limited. Accordingly, we may experience unexpected side effects and/or higher levels of known side effects in clinical trials, including adverse events known in cell therapies. These include the potential for, among others, cytokine release syndrome, or CRS, and neurotoxicity, or immune effector cell-associated neurotoxicity syndrome. B-cell directed therapies may also demonstrate infusion reactions/hypersensitivity, serious infections, prolonged cytopenias, hypogammaglobulinemia/B-cell aplasia, and secondary malignancies.

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

In addition, although CNTY-101 and our future product candidates may differ in certain ways from other cancer immunotherapies and autoimmune and inflammatory diseases, including CD19-directed autologous CAR-T cell immunotherapies, serious adverse events, deaths or other unexpected safety issues in other companies’ clinical trials or that are discovered from post-marketing data sources involving cancer immunotherapies, more generally, even if unrelated to our product candidates, could negatively impact our business. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. While CNTY-101 is designed to utilize a different mechanism of action, FDA’s investigation into CAR-T therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that may receive approval, and a decrease in demand for any such product candidates.

Public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer or immune-related disorders, or negative clinical trial results from our cell-based therapy competitors, may impact public perception of our company and product candidates, or impair our ability to conduct our business.

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

If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our clinical cell processing facilities and CMOs have purchased equipment, materials, and disposables, such as automated cell washing devices, automated cell warming units, commercially available media, and cell transfer and wash sets, used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. As a result of the lingering effects of the COVID-19 pandemic and other macroeconomic factors, the business and operations of our suppliers may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. An inability to continue to source product from any of these suppliers, which could be due to the impacts of global pandemics, macroeconomic factors, recent regulatory actions, or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

We are now operating our own manufacturing facilities but still rely on FCDI for the manufacture of some of our product candidates and CMOs for the manufacture of related raw materials for clinical and preclinical development. It is uncertain whether we will be able to utilize our own manufacturing facilities for commercial manufacturing of our products and therefore, we may need to rely on third parties for commercial manufacturing if any of our product candidates receive marketing approval. We have partnered with FCDI for the manufacture and supply of some of our product candidates for future clinical development, as well as to establish commercial supplies of our product candidates, if approved. If either of our Manufacturing Agreement or Master Collaboration Agreement with FCDI terminates, and if we need to enter into alternative arrangements, our product development activities could be delayed and our business, financial condition, results of operations, and prospects may be materially harmed. We completed construction of our own 53,000 square foot cGMP manufacturing facility in Branchburg, New Jersey as well as the fit-out and qualifications for the facility in 2022 and the facility is operational. However, we are only beginning to gain operational experience in the facility and there can be no assurance that we will be able to reliably manufacture our product candidates in this facility in a timely manner, or at all.

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

We are developing off-the-shelf cell therapies by differentiating engineered iPSC into NK-, T-, or other immune cells for the treatment of various cancers. While we believe our genetically-engineered immune effector cell therapies derived from iPSC are highly differentiated, a number of companies are currently focused on the development of cellular immunotherapies for the treatment of cancer and autoimmune and inflammatory diseases. In addition, because reprogramming technology and gene editing technology are available on a non-exclusive basis, the number of companies developing iPSC-derived products and products using gene editing technology is expected to increase, which will increase competitive pressure on us. Moreover, the reprogramming technology licensed to us from FCDI and the gene editing technology licensed to us from Inscripta, Inc. are each licensed to us on a non-exclusive basis, and therefore third parties may obtain licenses to the same technology to compete with us.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. In the United States, the principal decisions about reimbursement for new therapies are typically made by Centers for Medicare and Medicaid

Services, or CMS, an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new therapy will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as cellular immunotherapy. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payors. In particular, there is no body of established practices and precedents for reimbursement of cellular immunotherapies, and it is difficult to predict what the regulatory authority or private payor will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Healthcare Reform.”

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

If we or our contractors fail to comply with applicable regulatory requirements following approval, if granted, of CNTY-101 or our other product candidates, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize CNTY-101 or our other product candidates, if approved, and adversely affect our business, financial condition, results of operations, and prospects.

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

We focus our research and product development on differentiating engineered iPSC into NK-, T-, or other immune cells for the treatment of various cancers and autoimmune and inflammatory diseases. Our projections of both the number of people who have these cancers or autoimmune and inflammatory diseases, as well as the subset of people with these cancers or autoimmune and inflammatory diseases who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of such cancers. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost, and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug and biologic pricing, and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, for which we receive marketing approval, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

We are highly dependent upon our senior management, particularly Brent Pfeiffenberger, Pharm.D.., our Chief Executive Officer, as well as our senior scientists and other members of our executive team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials, or the commercialization of CNTY-101 and our other product candidates. We have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

As of March 1, 2024, we had 165 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Any pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our drug candidates.

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. For example, we experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. Any future pandemic, epidemic or outbreak of an infectious disease could have similar effects. Furthermore, economic recessions, increased inflation and/or interest rates, and any disruptions to our operations or workforce availability, including those brought on by the effects of the COVID-19 pandemic or a similar health epidemic may have a negative effect on our operating results. The foregoing could result in an adverse effect on our business, results of operations, financial condition and cash flows.

Potential disruptions to our preclinical and clinical development efforts related to future outbreaks or pandemics may include, but are not limited to, disruptions in our supply chain and our ability to procure the components for each of our product candidates for use in preclinical studies and clinical trials and enrolling patients in clinical trials. We are unable to predict if a future outbreak or pandemic could have similar or different impacts on our preclinical studies, clinical trials, business, financial condition, and results of operations.

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, and customers expose us to broadly applicable foreign, federal and state fraud and abuse, and other healthcare and privacy laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For additional information on coverage and reimbursement, see the section entitled “Business—Government Regulation—Healthcare laws and regulations.”

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

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations, or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products, and services could adversely affect our business, operations, and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our products and product candidates, if approved. The United States government, state legislatures, and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs and biologics. For additional information on coverage and reimbursement, see the section entitled “Business – Government Regulation – Healthcare reform”.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit, and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers, and clinical trial information. Despite our implementation of security measures, our internal computer systems, and those of our CROs, CMOs, information technology suppliers, and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks, and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Additionally, our security measures or those of our vendors could be breached as a result of employee theft, exfiltration, misuse, malfeasance, or unintentional events. A successful cyberattack or other data security incident could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud, and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud, or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss, and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. We realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security incidents that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for, or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting, and controlling such cyberattacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions, or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects, and cash flows. Any failure by such third parties to prevent or mitigate security incidents or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

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

Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches, and laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. Such laws are not consistent, and compliance in the event of a widespread security incident may be costly and could disrupt our operations. By way of example, the CCPA, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the CCPA was recently amended by a California ballot initiative, the California Privacy Rights Act, or the CPRA, which became effective on January 1, 2023. The amendments introduced by the CPRA modify the CCPA significantly, including by imposing additional obligations on companies covered by the legislation, expanding consumers’ rights with respect to certain sensitive personal information, and creating a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA (as modified by the CPRA) are potentially significant and may increase out potential exposure to regulatory enforcement and/or litigation potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

Certain other state laws impose similar privacy obligations, and we anticipate that more states may enact legislation similar to the CCPA. Already, similar laws have entered into force in Virginia, Utah, Colorado, and Connecticut and passed in numerous other states. The CCPA has also prompted other proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Foreign data protection laws, may also apply to health-related and other personal information belonging to individuals who reside outside of the United States. In Europe, data collection and use is governed by restrictive regulations, including, in relation to the European Union, the General Data Protection Regulation (EU) 2016/679, or the EU GDPR. Following the withdrawal of the United Kingdom from the European Union, or Brexit, the EU GDPR has been incorporated into the United Kingdom’s law, or UK GDPR. The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including, among other obligations and requirements: (i) strict requirements relating to processing certain categories of data (i.e. “sensitive information” or special category data) including health data, (ii) requirements relating to how an organization can obtain and rely upon consent obtained from individuals to process their personal data, (iii) obligations related to providing information to individuals regarding data processing activities, (iv) a responsibility to implement safeguards to protect the security and confidentiality of personal data, (v) requirements to provide notification to competent data protection authorities and/or individuals of personal data breaches, and (vi) taking certain measures when engaging third-party processors. The EU GDPR and UK GDPR also grant individuals certain rights, subject to certain limitations, including the rights to request and access a copy of the personal data processed by an organization, to have inaccurate personal data rectified or completed if incomplete, to object to or restrict the processing of their personal data, and to request deletion of personal data.

The EU GDPR and UK also regulate cross-border transfers of personal data. For example, the EU GDPR requires us to enter into an appropriate transfer mechanism and may require us to take additional steps to ensure an essentially equivalent level of data protection. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. Such restrictions may increase our obligations in relation to carrying out international transfers of personal data and cause us to incur additional expense and increased regulatory liabilities. Despite Brexit, the EU GDPR and UK GDPR remain largely aligned. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to the transfer mechanisms, as explained above. There may be further divergence in the future, including with regard to administrative burdens. The United Kingdom has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to the greater of 4% of worldwide turnover of the noncompliant company in the preceding financial year or €20 million (under EU GDPR) or £17.5 million (under UK GDPR), as applicable. The EU GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations. The EU GDPR and UK GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to such laws, and we may be required to put in place additional mechanisms to ensure compliance, including as implemented by individual countries. Compliance with the EU GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Risks related to our intellectual property

We do not currently own issued patents relating to some of our product candidates.

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them, and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed patent applications in the United States and internationally related to our products CNTY-101, CNTY-102, CNTY-106 and CNTY-107 and have filed non-provisional and provisional patent applications on other aspects of our technology. However, United States provisional patent applications are not eligible to become issued patents unless and until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such United States provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If any of our license agreements with FCDI are terminated, we could lose our rights to key components enabling our iPSC-derived allogeneic cell therapy platforms.

Our commercial success will depend in part on the maintenance of our license agreements. We are party to (i) an exclusive license with FCDI, pursuant to which we have received an exclusive license to certain patents and know-how related to the differentiation of iPSC cells into immune-effector cells in the field of cancer immunotherapeutics, or the Differentiation License, (ii) a non-exclusive license for the rights to certain patents and know-how related to the reprogramming of human somatic cells to iPSCs in the field of cancer immunotherapeutics, or the Reprogramming License, and (iii) a worldwide license agreement whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases, or the Autoimmune License, together with the Reprogramming License and the Differentiation License, the FCDI Licenses. A critical aspect to manufacturing our product candidates involves the reprogramming of certain cells into iPSCs and the differentiation of iPSCs into immune cells. We utilize technology licensed from FCDI to reprogram cells to become iPSCs and to differentiate the iPSCs to generate different immune cell types including NK cells and T cells. By utilizing this licensed technology, we are currently capable of achieving fully functional iNK cells from iPSCs in approximately 30 days.

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

Our commercial success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary technologies, including patent protection and trade secret protection for CNTY-101 and our other product candidates, proprietary technologies and their uses as well as our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of others. If we are unable to obtain, maintain, protect, or enforce our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed, which could have a material adverse impact on our business, results of operations, financial conditions, and prospects. Although we have filed patent applications with respect to CNTY-101 and other aspects of our product technology, our patent portfolio is in an earlier stage of prosecution. We do not own any issued patents related to some of our product candidates. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents are issued from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, misappropriated, violated, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our intellectual property and proprietary rights is uncertain. Only limited protection may be available and may not adequately obtain, maintain, protect, and enforce our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly obtain, maintain, protect, and enforce the intellectual property rights relating to CNTY-101 and our other product candidates could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2023, the existing holdings of our executive officers, directors and affiliates, represented beneficial ownership, in the aggregate, of approximately 24% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from your interests.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may remain an emerging growth company until December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. The reduced disclosure and other requirements that we may take advantage of include:

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

Provisions in our second amended and restated certificate of incorporation and our second amended and restated bylaws may discourage, delay or prevent, a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

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

●our board of directors may alter certain provisions of our second amended and restated bylaws without obtaining stockholder approval;

●the approval of the holders of at least two-thirds of the outstanding shares of our capital stock is required to adopt, amend, or repeal our second amended and restated bylaws, unless such action is recommended by our board of directors at an annual or special meeting of shareholders;

●the approval of the holders of at least two-thirds of the outstanding shares of our capital stock is required to adopt, amend, or repeal provisions in our second amended and restated certificate of incorporation relating to (i) the amendment of the second amended and restated certificate of incorporation or amendment of the second amended and restated bylaws, (ii) stockholder action, (iii) election and removal of directors, (iv) limitations on liability and (v) exclusive forum for proceedings;

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

Our second amended and restated certificate of incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our second amended and restated certificate of incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

At Century Therapeutics, we recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of Company information. We have implemented a cybersecurity program in accordance with our risk profile and business that is informed by recognized industry standards and frameworks, and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”).

Our cybersecurity risk management program includes a number of components, including information security maturity assessments, penetration testing, and vulnerability assessments, that are conducted periodically by both internal and external resources. We also conduct employee training and leverage third-party security tools, including but not limited to access controls, threat monitoring, and endpoint protection and response. We maintain a security operations center operated by a third party that collects cybersecurity threat data from multiple sources and determines if activity is potentially suspicious or malicious. We are in the process of developing and implementing additional cybersecurity policies and procedures.

We take a risk-based approach to the evaluation of third-party vendors, and apply mitigations and processes based on the nature of the data accessed by the vendor. Currently, we review System and Organization Controls (“SOC”) reports from vendors who have access to financial reporting information, and we are in the process of developing additional vendor risk management policies and procedures.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please see Section 1A. Risk Factors.

Cybersecuity Governance

Our Director of Cybersecurity is responsible for the strategic leadership and direction of the Company’s information security organization. The individual currently serving as the Director of Cybersecurity has over twenty years of experience working in information technology. The Director of Cybersecurity receives cybersecurity alerts from the Company’s third-party security operations center, and provides periodic updates to the Head of Information Technology who informs the Company’s executive committee, which includes the Company’s Chief Executive Officer, Chief Operating Officer and, Chief Financial Officer.

Beginning last year, the Director of Cybersecurity also provides updates to the Audit Committee of the board of directors approximately on a quarterly basis. The Audit Committee, pursuant to its charter, reviews significant existing and emerging cybersecurity risks, including material cybersecurity incidents if any, the impact on the Company and its stockholders of any significant cybersecurity incident and any disclosure obligations arising from any such incidents.

ITEM 2. PROPERTIES

Our principal executive offices are located in Philadelphia, Pennsylvania. We operate in three office and laboratory spaces in Philadelphia pursuant to leases that expire in December 2025, October 2031 and March 2034. Additionally, we lease office and laboratory space in Seattle, Washington pursuant to leases expiring in September 2030, respectively and laboratory and office space in Hamilton, Ontario, pursuant to a lease that expires in May 2024. We also have a 53,000 square foot cell therapy manufacturing facility in Branchburg, New Jersey pursuant to a lease expiring in February 2037. We believe that our current facilities are adequate to meet our ongoing needs.

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

Holders

As of February 29, 2024, we had approximately 117 record holders of our common stock.

Dividends

We have never declared or paid any dividends on our capital or common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors.

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

As of December 31, 2023, the net proceeds from our IPO have been invested in U.S. treasury bills and corporate bonds. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 21, 2021.

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

Overview

We are an innovative biotechnology company harnessing the power of adult stem cells to develop curative cell therapy products for cancer and autoimmune and inflammatory diseases that we believe will allow us to overcome the limitations of first-generation cell therapies. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

•	Industry-leading induced pluripotent stem cells, or iPSCs and differentiated know-how to generate immune effector cells from iPSCs, or iPSC- derived cells;

•	Clustered regularly interspaced short palindromic repeats, or CRISPR, mediated precision gene editing that allows us to incorporate multiple transgenes and remove target genes intended to optimize cell product performance;

•	Sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, or CARs;

•	Our proprietary Allo-EvasionTM technology intended to prevent rejection of our cell products by the host immune system; and

•	Cutting edge manufacturing capabilities intended to minimize product development and supply risk.

We are leveraging our expertise in cellular reprogramming, genetic engineering, and manufacturing to develop therapies with the potential to overcome many of the challenges inherent to cell therapy and provide a significant advantage over existing cell therapy technologies. We believe that these vertically integrated capabilities will allow us to further expand our existing pipeline and develop therapeutics from iPSC-derived natural killer cells, or iNK cells, or iNK, and iPSC-derived T cells, or iT cells, or iT, that may provide enhanced clinical outcomes compared to available therapeutic options. We believe our commitment to developing off-the-shelf cell therapies will expand patient access and provide an unparalleled opportunity to advance the course of treatment. Our vision is to become a premier fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening cancers. To achieve our vision, we have assembled a world-class team whose members collectively have decades of experience in cell therapy and drug development, manufacturing, and commercialization.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, conducting our ELiPSE-1 clinical trial, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $655.9 million as of December 31, 2023. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations.

In June 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering costs of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and the receipt of payments from Bristol-Myers Squibb, in connection with our collaboration as described below, and have not generated any revenues. Since our inception, we have raised approximately $591 million in net proceeds from sales of our equity securities. As of December 31, 2023, we had cash and cash equivalents of $47.3 million and investments of $214.5 million

In August 2022, the FDA notified us that our ELiPSE-1 clinical trial may proceed to assess CNTY-101 in patients with relapsed or refractory CD19 positive B-cell malignancies. The Phase 1 trial, ELiPSE-1, is intended to assess the safety, tolerability, pharmacokinetics and preliminary efficacy of CNTY-101 in patients with relapsed or refractory CD19-positive B-cell malignancies. We have initiated our phase 1 trial and in February 2023, we began dosing patients in ELiPSE-1, evaluating CNTY-101. In November 2023, we announced preliminary clinical data from a case study of a patient participating in the ELiPSE-1 clinical trial. The patient, who received four prior lines of therapy, completed four 28-day cycles of CNTY-101 at the 100 million cell does level (Dose Level 1), the first two of which were administered following lymphodepletion while the most recent two were administered without lymphodepletion. CNTY-101 was well tolerated, with no measurable functional pre-existing or induced anti-drug-antibodies observed. Pharmacokinetic measurements demonstrated that CNTY-101 cells were detected after each infusion with comparable kinetics, with a limited duration in circulation. The patient achieved a complete response that was ongoing as of five months following their first CNTY-101 infusion.

In addition, we announced on December 6, 2023 that we were notified by FDA that the Phase 1 clinical trial may proceed to assess CNTY-101 in patients with moderate to severe SLE who have failed at least two standard immunosuppressive therapies. We plan to initiate the CNTY-101 CALiPSO-1 trial in SLE in the first half of 2024, with initial data expected by the end of 2024.

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

Based on our current business plans and the January 2023 strategic reprioritization, we believe our cash, cash equivalents and investments as of December 31, 2023, will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;

●	progress clinical development of CNTY-101 and continue preclinical development of our other product candidates;
●	seek to discover and develop additional product candidates;
●	expand and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	continue to incur costs associated with operating as a public company;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts; and
●	increase our employee headcount and related expenses to support these activities.

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs, including our preclinical and clinical development of CNTY-101, CNTY-102, and CNTY-107, as well as CNTY-104 and CNTY-106 in collaboration with Bristol-Myers Squibb. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, investments, any future equity or debt financings, and upfront and milestone and royalty payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

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

On January 7, 2022, we and FCDI entered into a letter agreement, or the Letter Agreement, which amends each of the FCDI agreements as further discussed in Note 9 to our consolidated financial statements. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we agreed to pay to FCDI (i) an upfront payment of $10 million, (ii) a percentage of any milestone payments received by us under the Collaboration Agreement, in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the Collaboration Agreement in respect of sales of products in Japan.

On September 22, 2023, we and FCDI entered into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases, or Autoimmune License. Under the terms of the Autoimmune License, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single digit royalties related to products developed in connection with the Autoimmune License. In addition, on September 22, 2023, we and FCDI amended the Reprogramming License, Differentiation License and the Collaboration Agreement to expand our existing license related to the development and commercialization of iPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases. In connection with the entry into the Autoimmune License and the amendments to the Reprogramming License and Differentiation License, we recorded an upfront payment in the amount of $4.0 million which is included as In-process research and development in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. In addition, we paid FCDI a $1.0 million milestone fee pursuant to the Autoimmune License for filing of the IND for SLE for CNTY-101.

During the years ended December 31, 2023 and 2022, we made payments of $5.2 million and $15.1 million and incurred research and development expenses of $0.0 and $4.9 million, in-process research and development expenses of $5.0 million and $10.0 million and legal fees of $0.2 million and $0.2 million, respectively, related to the FCDI agreements. The legal fees are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

From inception of the FCDI Collaboration Agreement through December 31, 2023, we incurred $36.4 million of expenses under the FCDI Collaboration Agreement.

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

Operating expenses

Research and development

To date, research and development expenses have related primarily to the discovery and development of our iPSC cell therapy platform technology and product candidates and acquired in-process research and development. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid expenses until the goods or services are received.

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

In-process research and development

As a direct result of the execution of the Collaboration Agreement with Bristol-Myers Squibb, we incurred $10 million in fees to amend the FCDI agreement to gain access to the territory rights of Japan in 2022. See Note 9 to our consolidated financial statements. We incurred $5.0 million in license fees to FCDI in 2023.

Impairment of long-lived assets

We reviewed our property and equipment related assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. An impairment charge was calculated as the difference between asset carrying values and fair value of discounted cash flows, indicative fair market quotes received are considered level three fair value estimates.  We incurred $16.4 million in impairment during the year ended December 31, 2023.

Interest expense

Interest expense relates to interest incurred on the Loan Agreement we entered into with Hercules Capital, Inc., or Hercules, in 2020, as well as amortization of the related deferred financing cost. The loan was repaid in full in May 2023. See Note 8 to our consolidated financial statements.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

We have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. For the year ended December 31, 2023, we recorded $1.9 million in provisions for income taxes in the accompanying consolidated financial statements. The main drivers of the tax provision during the year ended December 31, 2023 are taxable revenue related to the Collaboration Agreement with Bristol-Myers

Squibb and the limitation of deductions for research and development under Section 174 of the Internal Revenue Code.

Results of operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	Change

	(in thousands)
Collaboration revenue	$2,235	$5,199	$(2,964)
Operating expenses:
Research and development	92,710	97,173	(4,463)
General and administrative	34,706	31,857	2,849
In-process research and development asset	5,000	10,000	(5,000)
Impairment of long-lived assets	16,365	—	16,365
Total operating expenses	148,781	139,030	9,751
Loss from operations	(146,546)	(133,831)	(12,715)
Other income (expense):
Interest expense	(540)	(1,430)	890
Interest income	12,677	4,420	8,257
Other expense	(383)	—	(383)
Total other income (expense)	11,754	2,990	8,764
Loss before provision for income taxes	(134,792)	(130,841)	(3,951)
Provision for income taxes	(1,881)	(91)	(1,790)
Net loss	$(136,673)	$(130,932)	$(5,741)

Collaboration revenue

For the year ended December 31, 2023 and 2022, we recognized revenue of $2.2 and $5.2 million under our collaboration agreement with Bristol-Myers Squibb, respectively. Revenue recognized under the collaboration agreement fluctuates based on the amount and timing of expenses incurred under the agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	Change

	(in thousands)
Personnel and related costs	$41,826	$42,901	$(1,075)
Facility and other allocated costs	24,411	16,759	7,652
Research and laboratory	23,816	28,455	(4,639)
Collaborations	255	5,415	(5,160)
Consulting	1,239	2,697	(1,458)
Other	1,163	946	217
Total research and development expense	$92,710	$97,173	$(4,463)

Research and development expenses were $92.7 million and $97.2 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $4.5 million was primarily due to:

●	a decrease in personnel-related expenses of $1.1 million, including a decrease in salary and benefits of $3.9 million primarily due to the January 2023 reduction in force. These expenses were offset by an increase in stock based compensation of $2.9 million;
●	a decrease in research and laboratory costs of $4.6 million due to our 2023 reorganization and reprioritization of early-stage programs and discovery platforms as well as a decline in sponsored research activities;
●	a decrease of $5.2 million related to our collaboration with FCDI. The decline was due to in process development work being completed in 2022 as the scope of work with FCDI has narrowed down to primarily manufacturing CNTY-101 clinical supply for us;
●	a decrease in consulting of $1.5 million which was primarily due to reduced reliance on consultants year over year; and
●	these decreases were offset by an increase of $7.7 million of facility and other allocated costs, including an increase in depreciation expense of $4.8 million, an increase in rent of $0.7 million and an increase in facility services and supplies of $2.2 million as a result of our geographic footprint for office and lab space.

General and administrative expenses

General and administrative expenses were $34.7 million and $31.9 million for the years ended December 31, 2023 and 2022, respectively. The increase of $2.8 million was primarily due to one-time charges associated with the reduction in force in the first quarter of 2023.

In-process research and development

In-process research and development expenses were $5.0 million and $10.0 million for the years ended December 31, 2023 and 2022, respectively. In 2023, $4.0 million was a result of entering into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of IPSC-derived therapies for treatment of inflammatory and autoimmune diseases, and $1.0 million related to a milestone fee paid pursuant to the Autoimmune License for filing of the IND for SLE for CNTY-101. In 2022, the $10.0 million expense was a direct result of the execution of the Collaboration Agreement with Bristol-Myers Squibb, we incurred $10.0 million in fees to amend the FCDI agreement to gain access to the territory rights of Japan. See Note 9 to our consolidated financial statements.

Impairment on long-lived assets

Impairment on long-lived assets were $16.4 million and $0.0 for the year ended December 31, 2023 and 2022, respectively. In 2023, this was a result of consolidating our leased lab facilities in Philadelphia. We concluded we would exit multiple leases early and as a result we completed an impairment analysis of our asset group related to this lease along with the related property and equipment at this facility. We reviewed the asset group for impairment following Financial Accounting Standards Board’s Accounting Standards Codification, or ASC 360 for Property, Plant, and Equipment. We evaluated its long-lived assets for recoverability due to changes in circumstances that indicated that the carry amounts may not be recoverable.

Interest expense

Interest expense was $0.5 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $12.7 million and $4.4 million for the years ended December 31, 2023 and 2022, respectively, which related to interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $591 million in net proceeds from the sales of our equity securities. As of December 31, 2023, we had cash, and cash equivalents of $47.3 million and investments of $214.5 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $655.9 million as of December 31, 2023.

In July 2022, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. During the fiscal year ended December 31, 2023, there were no sales made under the Sales Agreement. In the first quarter of 2024, 4,084,502 shares of common stock have been issued and sold pursuant to the Sales

Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds.

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

Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress, costs, and results of discovery, preclinical development, and clinical trials for our current and future product candidates;
●	the number of clinical trials required for regulatory approval of our current and future product candidates;
●	the costs, timing, and outcome of regulatory review of any of our current and future product candidates;
●	the cost of manufacturing clinical and commercial supplies of our current and future product candidates;
●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing, and prosecuting patent applications, obtaining, maintaining, protecting, and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon, misappropriating, or violating their intellectual property rights;
●	our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	expenses to attract, hire and retain, skilled personnel;
●	costs of operating as a public company;
●	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended	Year ended
	December 31, 2023	December 31, 2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(88,348)	$14,052
Investing activities	61,132	(13,128)
Financing activities	(9,725)	27,158
Net increase in cash, cash equivalents, and restricted cash	$(36,941)	$28,082

Operating activities

Net cash (used in) provided by operating activities was ($88.3) million and $14.1 million for the years ended December 31, 2023 and 2022, respectively. Net cash (used in) operating activities during the year ended December 31, 2023 consisted primarily of a net loss of $136.7 million. The non-cash charges of $38.9 million consisted primarily of $13.0 million for depreciation, stock-based compensation expense of $14.6 million, and impairment of long lived assets of $16.4 million. Changes in operating lease liability of $1.2 million, net were primarily driven by the receipt of $11.9 million of tenant reimbursement.

Net cash provided by operating activities was $14.1 million for the year ended December 31, 2022. Net cash provided by operating activities during the year ended December 31, 2022 consisted primarily of an increase in deferred revenues of $118.0 million from our collaboration agreement with Bristol-Myers Squibb, an increase in accrued expenses of $4.0 million, an increase in operating lease liability of $5.3 million, and an increase of non-cash charges of $20.9 million. The non-cash charges of $20.9 million consisted primarily of $10.7 million of stock-based compensation expense, depreciation expense of $8.4 million, and operating lease expense of $1.6 million. This increase was partially offset by our net loss of $130.9 million and net cash outflows from decreases in our accounts payable of $4.8 million.

Investing activities

Cash provided by (used in) investing activities was $61.1 million and ($13.1) million for the years ended December 31, 2023 and 2022, respectively. Cash provided by investing activities for the year ended December 31, 2023 consisted primarily of the sale of fixed maturity securities of $283.9 million, which was partially offset by purchases of fixed maturity securities of $212.7 million and acquisition of property and equipment of $13.7 million.

Cash (used in) investing activities for the year ended December 31, 2022 was ($13.1) million which consisted primarily of net purchases of investments of $254 million, and purchases of property and equipment of $30.6 million, which was partially offset by net sales of fixed maturity securities of $271.5 million.

Financing activities

Cash (used in) provided by financing activities was ($9.7) million and $27.2 million for the years ended December 31, 2023 and 2022, respectively. Cash (used in) financing activities for the year ended December 31, 2023 consisted of $10.2 million for payments on long-term debt, partially offset by $0.5 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options and purchases through the Employee Stock Purchase Plan, or ESPP.

Cash provided by financing activities for the year ended December 31, 2022 consisted primarily of proceeds from issuance of shares to Bristol-Myers Squibb for $26.8 million, and proceeds from issuance of common stock of $0.3 million from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2023:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$7,811	$16,812	$16,876	$44,098	$85,597

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of December 31, 2023 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of December 31, 2023, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations. Our leases have initial lease terms ranging from 5 to 16 years.

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

As part of the accounting for these arrangements, we must use our judgment to determine the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price. The estimation of the stand-alone selling price may include such estimates as forecasted revenues and costs, development timelines, discount rates, and probabilities of regulatory and commercial success. We also apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current.

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

Clinical trial costs are a component of research and development expenses. We expense costs for our clinical trial activities performed by third parties, including clinical research organizations and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. We use information it receives from internal personnel and outside service providers to estimate the clinical trial costs incurred.

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

The Black-Scholes option pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

●	Fair Value of Common Stock-After our IPO in June 2021, the fair value of stock-based awards was determined on the grant date using the closing price of our common stock. As there was no public market for our common stock before the IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Third-party valuations of our common stock were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
●	Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options.
●	Expected Volatility—Due to lack of trading history for our common stock, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a time period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle, and area of specialty. Starting in June of 2023, we had sufficient historical information regarding stock trading history, and started to use our own stock volatility.
●	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
●	Expected Dividend— We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate and liquidity risk

We had cash, cash equivalents, and restricted cash of $49.3 million as of December 31, 2023, which consisted of bank deposits and money market funds. We also had investments of $214.5 million as of December 31, 2023. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

In addition, we are subject to liquidity risk. In early 2023, several financial institutions closed and were taken in receivership by the Federal Deposit Insurance Corporation, or FDIC, including Silicon Valley Bank, or SVB.  At the time the FDIC was appointed receiver, we had deposit, sweep and other accounts at SVB, which represented less than 1% of our total cash, cash equivalents, restricted cash and investments. We have established a redundant operating account with a major U.S. banking institution.

Banking Instability

Future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial service industry in general, could adversely affect our ability to access our cash and cash equivalents.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Century Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 14, 2024

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

Assets

Current assets
Cash and cash equivalents	$47,324	$84,265
Short-term investments	125,414	231,233
Escrow deposits, current	—	220
Prepaid expenses and other current assets	4,256	4,003
Total current assets	176,994	319,721

Property and equipment, net	71,705	82,785
Operating lease right-of-use assets	20,376	28,945
Restricted cash	1,979	1,979
Long-term investments	89,096	51,854
Security deposits and non-current assets	541	1,260
Total assets	$360,691	$486,544

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$2,741	$5,454
Accrued expenses and other liabilities	10,149	9,841
Deposit liability	584	866
Long-term debt, current	—	6,502
Deferred revenue, current	4,372	7,154
Total current liabilities	17,846	29,817

Operating lease liability, long term	46,658	38,698
Deposit liability, non-current	56	718
Deferred revenue, non-current	111,381	110,834
Long-term debt, net	—	3,739

Total liabilities	175,941	183,806

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 125,236,190 shares authorized; 60,335,701 and 58,473,660 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	840,407	824,292
Accumulated deficit	(655,771)	(519,098)
Accumulated other comprehensive income (loss)	108	(2,462)
Total stockholders’ equity	184,750	302,738
Total liabilities and stockholders’ equity	$360,691	$486,544

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

Collaboration revenue	$2,235	$5,199

Operating expenses
Research and development	92,710	97,173
General and administrative	34,706	31,857
In-process research and development	5,000	10,000
Impairment of long-lived assets	16,365	—
Total operating expenses	148,781	139,030

Loss from operations	(146,546)	(133,831)

Interest expense	(540)	(1,430)
Interest income	12,677	4,420
Other expense	(383)	—
Total other income (expense)	11,754	2,990
Loss before provision for income taxes	(134,792)	(130,841)
Provision for income taxes	(1,881)	(91)
Net loss	$(136,673)	$(130,932)

Net loss per common share Basic and Diluted	(2.30)	(2.27)
Weighted average common shares outstanding Basic and Diluted	59,314,389	57,755,842
Other comprehensive loss
Net loss	$(136,673)	$(130,932)
Unrealized gain (loss) on investments	2,602	(1,786)
Foreign currency translation (loss)	(32)	(26)
Comprehensive loss	$(134,103)	$(132,744)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	55,005,523	$5	$785,049	$(388,166)	$(650)	$396,238
Issuance of stock to collaboration partner	2,160,760	1	26,812	—	—	26,813
Issuance of common stock upon the exercise of stock options	342,833	—	345	—	—	345
Vesting of restricted stock	488,758	—	—	—	—	—
Vesting of early exercise stock options	475,786	—	1,417	—	—	1,417
Stock based compensation	—	—	10,669	—	—	10,669
Unrealized loss on investments	—	—	—	—	(1,786)	(1,786)
Foreign currency translation	—	—	—	—	(26)	(26)
Net loss	—	—	—	(130,932)	—	(130,932)
Balance, December 31, 2022	58,473,660	$6	$824,292	$(519,098)	$(2,462)	$302,738
Issuance of common stock upon the exercise of stock options and 2021 ESPP	761,381	0	943	—	—	943
Vesting of restricted stock	95,877	—	—	—	—	—
Vesting of early exercise stock options	351,521	—	943	—	—	943
Vesting of restricted stock units	653,262	—	(393)	—	—	(393)
Unrealized gain on short-term investments	—	—	—	—	2,602	2,602
Foreign currency translation	—	—	—	—	(32)	(32)
Stock based compensation	—	—	14,622	—	—	14,622
Net loss	—	—	—	(136,673)	—	(136,673)
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	$108	$184,750

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Cash flows from operating activities
Net loss	$(136,673)	$(130,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,044	8,440
Amortization of deferred financing cost	94	299
Non-cash operating lease expense	(1,196)	1,631
Stock based compensation	14,622	10,669
Impairment	16,365	—
Amortization/accretion of investments	(3,984)	—
Change in operating assets and liabilities:
Escrow deposit	220	502
Prepaid expenses and other assets	667	1,028
Operating lease liability	13,819	5,258
Deferred revenue	(2,235)	117,988
Accounts payable	(2,361)	(4,788)
Accrued expenses and other liabilities	(730)	3,957
Net cash (used in) provided by operating activities	(88,348)	14,052

Cash flows from investing activities
Acquisition of property and equipment	(13,736)	(30,604)
Acquisition of fixed maturity securities, available for sale	(209,034)	(254,000)
Sale of fixed maturity securities, available for sale	283,902	271,476
Net cash provided by (used in) investing activities	61,132	(13,128)

Cash flows from financing activities

Proceeds from issuance of common stock and ESPP	516	345
Payments on long term debt	(10,241)	—
Proceeds from issuance of shares to collaboration partner	—	26,813
Net cash (used in) provided by financing activities	(9,725)	27,158

Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,941)	28,082

Cash, cash equivalents and restricted cash, beginning of period	86,244	58,162

Cash, cash equivalents and restricted cash, end of period	$49,303	$86,244

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$586	$1,097
Cash paid for income tax	$2,521	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment, accrued and unpaid	$352	$2,654

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and description of the business

Century Therapeutics, Inc. (the “Company”) is an innovative biotechnology company developing transformative allogeneic cell therapies to create products for the treatment of both solid tumor and hematological malignancies, and autoimmune and inflammatory diseases with significant unmet medical need. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities, building infrastructure and raising capital. The Company is incorporated in the state of Delaware.

Principles of Consolidation

The consolidated financial statements include the consolidated financial position and consolidated results of operations of the Company and Century Therapeutics Canada ULC. All intercompany balances and transactions have been eliminated in consolidation.

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2023, the Company incurred a net loss of $136,673 and used $88,348 of cash from operations. Cash and cash equivalents and short and long-term investments were $261,834 at December 31, 2023. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Reduction in Force

In January 2023, the Company’s board of directors approved, and management implemented a new portfolio prioritization and capital allocation strategy. The resulting changes included pausing investments in CNTY-103 for glioblastoma as well as a discovery program in hematologic malignancies. The Company has shifted focus to CNTY-101 and will accelerate key programs, including one follow-on candidate for lymphoma, CNTY-102, CNTY-107 for Nectin-4+ solid tumors, and CNTY-101 in moderate to sever Systemic Lupus Eythematosus (“SLE”). In addition, the Company continues its partnered programs with Bristol-Myers Squibb. The restructuring plan resulted in a reduction in the Company’s workforce of approximately 25%. In connection with the restricting plan, lab operations in Seattle and Hamilton, Ontario were closed and research activities were consolidated in Philadelphia.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of December 31, 2023 and 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of December 31, 2023 and 2022, the Company had $1,979 in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$47,324	$84,265
Restricted cash	1,979	1,979
Cash, cash equivalents, and restricted cash	$49,303	$86,244

Investments

The Company invests in fixed maturity securities including U.S. Treasury bills and bonds as well as corporate bonds. The investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses are determined by comparing the fair market value of the securities with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the statement of operations. Unrealized gains and losses on investments are recorded in other comprehensive loss on the consolidate statements of operations and comprehensive loss. The cost of securities sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security. Securities with an original maturity date greater than three months that mature within one year of the balance sheet date are classified as short-term, while investments with a maturity date greater than one year are classified as long-term.

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

Intercompany payables and receivables are considered to be long-term in nature and any change in balance due to foreign currency fluctuation is included as a component of the Company’s consolidated comprehensive loss and accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets.

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the years ended December 31, 2023 and 2022.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 15) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in stockholders’ equity until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At December 31, 2023 and 2022, there was $640 and $1,584, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	December 31, 2023	December 31, 2022
Total shares legally outstanding	60,504,397	59,137,491
Less: unvested early exercised shares	(119,280)	(470,800)
Less: unvested restricted stock awards (Note 15)	(49,416)	(193,031)
Total shares issued and outstanding	60,335,701	58,473,660

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

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flows it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term discounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company analyzed its long-lived assets for impairment and recorded a $16,365 impairment charge related to property and equipment and its right-of-use assets in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

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

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")." ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is currently evaluating the impact of adopting this new accounting guidance.

Note 3 – Reduction in force

During the year ended December 31, 2023, the Company incurred $2,032 of cash-based expenses related to employee severances, benefits and related costs. Of these amounts, $292 related to G&A expense, while $1,740 related to R&D expense. In addition, the Company recorded non-cash stock-based compensation charge of $581 related to modification of equity awards for employees impacted by the restructuring during the year ended December 31, 2023. Of these amounts, $171 related to G&A expense, while $410 related to R&D expense. There were no remaining outstanding liabilities related to the reduction in force at December 31, 2023.

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2023, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,263	—	—	$42,263
U.S. Treasury	—	26,114	—	26,114
Corporate bonds	—	188,396	—	188,396
Total	$42,263	$214,510	$—	$256,773

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$77,736	—	—	$77,736
U.S. Treasury	—	86,475	—	86,475
Corporate bonds	—	196,603	—	196,603
Total	$77,736	$283,078	$—	$360,814

There were no transfers between levels during the years ended December 31, 2023 and 2022. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2023:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$26,070	$44	$—	$26,114
Corporate bonds	188,219	399	(222)	188,396
Total	$214,289	$443	$(222)	$214,510

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2022:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$87,798	$—	$(1,323)	$86,475
Corporate bonds	197,668	2	(1,067)	196,603
Total	$285,466	$2	$(2,390)	$283,078

The following table provides the maturities of the Company’s fixed maturity available-for-sale securities:

	December 31, 2023	December 31, 2022
Less than one year	$125,414	$231,224
One to five years	89,096	51,854
	$214,510	$283,078

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

As of December 31, 2023 and December 31, 2022, the Company had 25 and 43 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline is fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bond approaches maturity.

As of December 31, 2023 and December 31, 2022, accrued interest on available-for-sale investment debt securities totaling $1,570 and $0, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

Note 5—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	December 31, 2023	December 31, 2022
Research and development	$34	$110
Insurance	761	1,454
Software licenses and other	1,011	1,417
Income tax receivable	650	—
Reimbursement receivable	15	780
Warranties	215	242
Accrued interest receivable	1,570	—
Total prepaid expenses and other current assets	$4,256	$4,003

Note 6—Property and equipment, net

The following is a summary of property and equipment, net:

	December 31, 2023	December 31, 2022
Lab equipment	$29,597	$28,811
Leasehold improvements	60,862	48,951
Construction in progress	124	13,998
Computer software and equipment	2,899	3,132
Furniture and fixtures	1,061	1,548
Total	94,543	96,440
Less: Accumulated depreciation	(22,838)	(13,655)
Property and equipment, net	$71,705	$82,785

Depreciation expense was $13,044 and $8,440 for the years ended December 31, 2023 and 2022, respectively. The Company recognized $11,422 in impairment on property and equipment, net within the consolidated December 31, 2023 financial statements. See footnote 17, Impairment of long-lived assets”.

Note 7—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	December 31, 2023	December 31, 2022
Payroll and bonuses	$6,496	$7,062
Interest	—	117
Accrued clinical trial related costs	470	314
Professional and legal fees	1,642	1,637
Operating lease liability, current	1,513	475
Other	28	236
Total accrued expenses and other liabilities	$10,149	$9,841

Note 8—Long-term debt

The following is a summary of the Company’s indebtedness:

	December 31, 2023	December 31, 2022
Principal	$—	$10,000
Plus: End of term fee	—	395
Less: Debt discount attributable to warrants, net of accretion	—	(8)
Less: Unamortized deferred financing cost and end of term fee, net of accretion	—	(146)
Long-term debt, net	$—	$10,241

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

On May 1, 2023, the Company prepaid the Loan Agreement in full. The total amount paid to Hercules in connection with the prepayment was $10,617, which included all outstanding principal, accrued and unpaid interest and end of term and prepayment charges (“the Payoff Amount”). The Payoff Amount included a prepayment charge of $100 (equal to 1.0% of the outstanding principal), and an end of term fee of $395, which was being recognized as interest expense and accreted over the term of the Loan Agreement using the effective interest method. Upon receipt by Hercules of the Payoff Amount on May 1, 2023, all obligations, covenants, debts and liabilities of the Company under the Loan Agreement were satisfied and discharged in full, and the Loan Agreement was terminated.

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

Interest expense of the Loan Agreement is as follows:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Interest expense	$540	$787
Amortization of debt issuance costs, including end of term fee accretion	—	230
	$540	$1,017

Included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 was $0 and $117 of accrued interest, respectively.

Note 9 – Bristol-Myers Squibb Collaboration

On January 7, 2022, the Company entered into the Collaboration Agreement with Bristol-Myers Squibb to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors (“Collaboration Program”, and each product candidate a “Development Candidate”). The Collaboration Agreement is within the scope of ASC 808, Collaborative Arrangements as both parties are active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement is in the scope of ASC 808, the Company analogizes to ASC 606 for the accounting for the Collaboration Agreement, including for the delivery of goods and services (i.e., units of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue in the statements of operations.

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

In connection with the Collaboration Agreement, Bristol-Myers Squibb purchased 2,160,760 shares of the Company’s common stock at a price per share of $23.14, for an aggregate purchase price of $50,000. In determining the fair value of the common stock issued to Bristol-Myers Squibb, the Company considered the closing price of the common stock on the date of the transaction and included a lack of marketability discount because the shares are subject to certain restrictions. The Company determined the common stock purchase represented a premium of $7.82 per share, or $23,187 in the aggregate (“Equity Premium”), and the remaining $26,813 was recorded as issuance of common stock in stockholders’ equity.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2023:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,164	$-	$109,164
Research and development services	14,023	(7,434)	6,589
Total	123,187	(7,434)	115,753
Less current portion of deferred revenue	-	-	(4,372)
Total long-term deferred revenue	$123,187	$(7,434)	$111,381

As a direct result of the execution of the Collaboration Agreement, the Company incurred $10,000 in fees to amend the FCDI agreement to gain access to the territory rights of Japan. This is recorded as in-process research and development expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

Note 10—Commitments and contingencies

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

The Company had $106 within accrued liabilities as of December 31, 2023 and $110 within accounts payable as of December 31, 2022, in its consolidated balance sheets related to the Master Service Agreement.

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

Note 11—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $413 and $1,260 within security deposits in its consolidated balance sheets at December 31, 2023 and 2022, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases. Variable lease costs generally include common area maintenance and real estate taxes.

The following table reflects the components of lease expense:

	For the	For the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Operating lease expense:
Fixed lease cost	$5,755	$4,803
Variable lease cost	1,403	1,261
Short term lease expense	906	2,600
Total operating lease expense	$8,064	$8,664

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		December 31,	December 31,
	Location in Balance Sheet	2023	2022

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$20,376	$28,945
Operating lease liability, current	Accrued expenses and other liabilities	$1,513	$475
Operating lease liability, long-term	Operating lease liability, long-term	46,658	38,698
Total operating lease liability		$48,171	$39,173

The following table reflects supplement lease term and discount rate information related to leases:

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease terms - operating leases	7.6 years	9.4 years
Weighted-average discount rate - operating leases	9.9%	9.0%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,434	$5,258
Right-of-use assets obtained in exchange for lease obligations:	$—	$19,599

The following table reflects future minimum lease payments under noncancelable leases as of December 31, 2023:

Operating Leases
2024	$7,811
2025	8,656
2026	8,157
2027	8,342
2028	8,533
Thereafter	44,098
Total lease payments	85,597
Less: Imputed interest	(29,121)
Less: Tenant incentive receivable	(8,305)
Total	$48,171

During the year ended December 31, 2023, the Company recognized $4,943 in impairment on right-of-use assets. See footnote 17, “Impairment on Long-Lived Assets”.

Note 12—Income taxes

Until February 25, 2021, the Company was organized as a limited liability company, which is considered a passthrough entity for federal and state income tax purposes. As such, any taxable income or loss realized by the Company for the period ended February 25, 2021 was allocated to the members in accordance with their respective membership interest and reported on their individual tax returns.

Loss before provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022
Domestic	$(135,003)	$(131,314)
Foreign	211	473
Loss before provision for income taxes	$(134,792)	$(130,841)

The components of the provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022
Current expense:
Federal	$418	$-
State	1,267	-
Foreign	199	86
Total current expense:	1,884	86

Deferred expense:
Federal	-	-
State	-	-
Foreign	(3)	5
Total deferred expense:	(3)	5

Total income tax expense	$1,881	$91

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income at US statutory rate	21.0%	21.0%
State taxes, net of federal benefit	8.7%	11.0%
Permanent differences	0.0%	0.6%
Tax credits	3.7%	1.9%
Tax law change	0.0%	0.0%
Foreign rate differential	0.0%	0.0%
Valuation allowance	(36.3)%	(33.8)%
Other	1.6%	(0.7)%
	(1.3)%	0.0%

The net deferred income tax liability balance related to the following:

	Year Ended December 31,
	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$31,092	$35,187
Lease liability	11,273	12,236
Accrued expenses & other	-	605
Deferred revenue	36,013	-
Credits	11,596	5,351
Capitalized R&D expenses	36,861	28,693
Stock based compensation	7,031	3,391
Amortization	3,974	4,304
Total deferred tax assets	137,840	89,767
Valuation allowance	(127,452)	(78,469)
Net deferred tax assets	10,388	11,298
Deferred tax liability
Depreciation	(3,988)	(2,264)
Right-of-use asset	(6,332)	(9,039)
Net unrealized losses	(68)	-
Total deferred tax liabilities	(10,388)	(11,303)
Net deferred tax liability	$-	$(5)

As of December 31, 2023, the Company recorded income tax expense of $1,881, which includes a tax provision of $199 related to its income tax obligations of its Canada operations. The Company has taxable income for tax year 2023, due primarily to revenue recognition for tax purposes from the Company's Research Collaboration and License Agreement entered into with Bristol-Myers Squibb in 2022.

As of December 31, 2023, the Company had an indefinite-lived federal net operating loss carryforward of $92,896. As of December 31, 2023, the Company has state and local NOL carryforwards of $106,002 and $124,838, respectively. The state and local net operating loss carryforwards begin to expire in 2024.

As of December 31, 2023, the Company also has federal tax credits of $11,596, which begin to expire in 2039.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2023 and 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance against its net deferred tax asset as of December 31, 2023 and 2022.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. The study concluded an ownership change occurred in February, 2021. However, all limited NOLs and credits are available for use by the Company as of December 31, 2023. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to the Company.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174 of the IRC. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. As of December 31, 2023, the Company capitalized a substantial amount of R&D expenditures primarily related to research and development activities that is subject to the amortization for tax purposes.

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

We record uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023 and 2022 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2023 and 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2020, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

Note 13—Basic and diluted net loss per common share

Basic and diluted net loss per common share is calculated as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Numerator
Net loss	$(136,673)	$(130,932)

Denominator
Weighted-average common shares for basic and diluted net loss per share	59,314,389	57,755,842

Basic and diluted net loss per common share	$(2.30)	$(2.27)

The Company’s potentially dilutive securities, which include RSUs, restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 because including them would have had an anti-dilutive effect.

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Stock options to purchase common stock	8,714,660	7,489,678
Early exercised stock options subject to future vesting	119,280	470,800
Restricted stock award subject to future vesting	49,416	193,031
Unvested restricted stock units	3,721,471	—
Warrants	32,009	32,009
Total	12,636,836	8,185,518

Note 14—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $1,287 and $862 for the year ended December 31, 2023 and 2022 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the board of directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of, (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2022, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,750,276 shares, effective as of January 1, 2022. For 2023, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,954,788 shares, effective as of January 1, 2023. As of December 31, 2023, there were 3,124,544 shares available for issuance under the 2021 Incentive Plan. In January 2024, common shares reserved for issuance under the 2021 Incentive Plan increased by 3,025,220 shares.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of December 31, 2023, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	12,436,131
Shares available for future stock option and RSU grants	3,128,244
Shares available for employee stock purchase plan	1,019,241
Total	16,583,616

The shares of Common Stock available under the 2021 Incentive Plan as of December 31, 2023 are as follows:

Shares
Balance, December 31, 2022	5,786,358
Shares reserved for issuance	2,954,788
Options granted	(5,180,052)
RSU’s granted	(3,908,729)
Options and RSUs forfeited / cancelled	3,475,879
Balance December 31, 2023	3,128,244

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2023:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2023	7,489,678	$7.77	7.84	$8,991
Granted	5,180,052	4.05	—	—
Exercised	(666,449)	1.01	—	—
Forfeited	(3,154,439)	7.05	—	—
Cancelled	(134,182)	12.49	—	—
Outstanding, December 31, 2023	8,714,660	$6.24	6.89	$3,911
Exercisable at December 31, 2023	3,938,006	$7.11	5.66	$2,923

The weighted average grant date fair value of awards for options granted during the period ended December 31, 2023 was $2.82. As of December 31, 2023, there was $17,566 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.57 years. The aggregate intrinsic value of options vested and exercisable as of December 31, 2023 and 2022 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2023 and 2022 was $2,923 and $6,864, respectively.

The Company estimates the fair value of its option awards to employees and directors using Black-Scholes, which requires inputs and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of substantial company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar public companies. Starting in June of 2023 the Company had sufficient historical information regarding stock trading history, and started to use the Company’s own stock volatility. The Company has never paid dividends and does not expect to in the foreseeable future. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation. The risk-free interest rates for periods within expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company will account for actual forfeitures as they occur.

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	December 31, 2023	December 31, 2022
Expected dividend rate	—	—
Expected option term (years)	6.04	6.06
Expected volatility	77.87%	73.52%
Risk-free interest rate	3.68%	2.04%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan were allocated to research and development and general and administrative expense as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Research and development	$8,572	$5,715
General and administrative	6,050	4,954
Total stock-based compensation	$14,622	$10,669

c included within the condensed consolidated statements of operations is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Stock options	$10,125	$9,691
Restricted stock units	4,023	—
Restricted stock awards	228	978
Employee stock purchase plan	246	—
Total stock-based compensation	$14,622	$10,669

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

Restricted Stock Units

The following table summarizes restricted stock activity for the year ended December 31, 2023:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2022	—	$—
Granted	3,908,729	2.86
Forfeited	(187,258)	4.05
Total Unvested December 31, 2023	3,721,471	$2.69

As of December 31, 2023, there was $6,405 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.44 years.

Restricted Stock Award

The following table summarizes restricted stock activity as of December 31, 2023:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2022	193,031	$8.41
Granted	—	—
Forfeited	(47,738)	—
Vested	(95,877)	2.50
Total Unvested December 31, 2023	49,416	$7.27

As of December 30, 2023, there was $311 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 1.22 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $640 was recorded as a deposit liability on the Company’s balance sheet, totaling $640 and $1,589 as of December 31, 2023 and 2022, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan was adopted by the board of directors in May 2021, a total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval of the board of directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) on percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under the clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023, the board waived the annual increase to the shares reserved under the ESPP. As of December 31, 2023, there were 1,019,241 shares available for issuance, under the ESPP.

Note 16—Related party transactions

License and Collaboration Agreements with Shareholder

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

In October 2019, the Company entered into the Collaboration Agreement with FCDI (“Collaboration Agreement”), whereby FCDI provides certain services to the Company to develop and manufacture iPSCs and immune cells derived therefrom. FCDI provides services in accordance with the approved research plan and related research budget. The initial research plan covered the period from October 2019 through March 31, 2022. In July, 2022 the Company amended the Collaboration Agreement to extend the term through September 30, 2025, and in September 2023, the Company amended the Collaboration Agreement in connection with the Autoimmune Licenses (as defined below).

In March 2021, the Company entered into a Manufacturing Agreement with FCDI, (“Manufacturing Agreement”), pursuant to which FCDI will provide certain agreed upon technology transfer, process development, analytical testing and cGMP manufacturing services to the Company.

In January 2022, the Company and FCDI entered into a letter agreement (the “Letter Agreement”), which amends the Reprogramming Licenses Agreement, Differentiation License Agreement and Manufacturing Agreement (the “FCDI Agreements”) pursuant to the Company’s Research Collaboration and License Agreement with Bristol-Myers Squibb. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, the Company paid to FCDI an upfront payment of $10,000, and will pay FCDI (i) a percentage of any milestone payments received by the Company under the FCDI Collaboration Agreement in respect of achievement of development or regulatory milestones specific to Japan, and (ii) a percentage of all royalties received by the Company under the FCDI Collaboration Agreement in respect of sales of products in Japan.

In September 2023, the Company and FCDI entered into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to the Company for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases (the “Autoimmune license”). In addition, the Company and FCDI entered into an amendment to each of the Reprogramming license and the Differentiation License to expand the licenses related to the development and commercialization of IPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases. Under the terms of these agreements, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with such agreements. The Company recorded an upfront payment in the amount of $4,000 which is included as In-Process research and development. In addition, Century paid FCDI a $1,000 milestone fee pursuant to the Autoimmune License for filing of the IND for SLE for CNTY-101, which is also included in In-Process research and development in the consolidated statements of operations as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company made payments of $5,200 and $15,100 and incurred research and development expenses of $0 and $4,900, in-process research and development expenses of $5,000 and $10,000 and legal fees of $200 and $200, respectively, related to the FCDI agreements. The legal fees are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Bayer Option Agreement

Bayer Health, LLC (“Bayer”), a shareholder in the Company, has the right of first refusal to acquire certain products researched and developed by the Company. Subject to certain exceptions, Bayer’s right of first refusal is exercisable with respect to up to four products and may only exercise these option rights in a non-sequential and alternating manner, and such rights are subject to additional limitations.

Note 17 – Impairment of long-lived assets

During 2023, the Company made the strategic decision to consolidate multiple existing leased lab facilities in Philadelphia and Seattle.  The Company completed an impairment analysis of its right of use assets related to the impacted leases along with the related property and equipment at each facility (the “Asset Groups”).  The Company reviewed its long-lived assets for impairment following ASC 360 for Property, Plant, and Equipment.  The Company evaluated its long-lived assets for recoverability due to changes in circumstances that indicated that the carrying amounts may not be recoverable.

The Company reviewed each Asset Group for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. An impairment charge was calculated as the difference between asset carrying values and fair value of discounted cash flows.  Indicative fair market quotes received are considered level three fair value estimates.

The Company analyzed each Asset Group for impairment based on fair values calculated as discounted cash flows estimated to be received from the lease assets where applicable.  The difference between fair value and carrying value of the Asset Groups was recognized as an impairment of $16,365 during the year ended December 31, 2023.

Note 18 – Subsequent Events

In the first quarter of 2024, 4,084,502 shares of common stock have been issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18,380 in gross proceeds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of this assessment with our audit committee.

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

ITEM 9B. OTHER INFORMATION

(a)	None.
(b)	During the fourth quarter of the fiscal year ended December 31, 2023, no director of “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is Ernst & Young, LLP, Philadelphia, Pennsylvania, PCAOB Auditor ID:42

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2024 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Index to the Consolidated Financial Statements on page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements.

(a)(3); (b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on June 25, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-40498) filed on March 16, 2023)
4.1	Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)
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

10.32•

Executive Employment Agreement, by and between the Registrant and Adrienne Farid, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.33•

Executive Employment Agreement, by and between the Registrant and Gregory Russotti, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.34

Sales Agreement, dated as of July 1, 2022, by and between Century Therapeutics, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-265975), dated July 13, 2022)

10.35•	Executive Employment Agreement, by and between the Registrant and Brent Pfeiffenberger, Pharm.D., MBA, dated November 7, 2023
10.36•

Executive Employment Agreement, by and between the Registrant and Hyam Levitsky, M.D., dated April 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40498), dated May 11, 2023)

10.37*

Second Amendment to License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.38

Amendment No. 5 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.39

Second Amendment to License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.40*	License Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 22, 2023
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 1.12 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Century Therapeutics, Inc. Compensation Recovery Policy
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
●	Indicates management contract or compensatory plan.

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

CENTURY THERAPEUTICS, INC.

By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Pfeiffenberger, PharmD, MBA	Chief Executive Officer and Director (principal executive officer)	March 14, 2024
Brent Pfeiffenberger, PharmD, MBA
	Interim Principal Financial Officer (principal financial officer and principal accounting officer)	March 14, 2024
/s/ Douglas Carr
Douglas Carr

/s/ Kimberly Blackwell, M.D.	Director	March 14, 2024
Kimberly Blackwell, M.D.

/s/ Cynthia Butitta	Director	March 14, 2024
Cynthia Butitta

/s/ Joseph Jimenez	Director, Chairman of the Board	March 14, 2024
Joseph Jimenez

/s/ Alessandro Riva, M.D.	Director	March 14, 2024
Alessandro Riva, M.D.

/s/ Carlo Rizzuto, Ph.D.	Director	March 14, 2024
Carlo Rizzuto, Ph.D.

/s/ Timothy Walbert	Director	March 14, 2024
Timothy Walbert

/s/ Daphne Quimi	Director	March 14, 2024
Daphne Quimi