Form 10-Q
period 2024-03-31
Century Therapeutics, Inc.
filed 2024-05-09
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024 the registrant had 82,847,375 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical and early clinical nature of our business and our ability to successfully advance our current and future product candidates through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	our dependence on the success of our lead product candidate, CNTY-101;
●	the novelty of our approach to immuno-oncology and autoimmune treatment of cancer, utilizing iPSC-derived natural killer cells, (“iNK cells”) and iPSC-derived T cells, (“iT cells”) and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., (“FCDI”) for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, (“IND”) applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;

●	our reliance on the maintenance of our collaborative relationship with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) in connection with the furtherance of our collaboration programs;
●	our ability to successfully integrate with the operations of Clade Therapeutics, Inc. (“Clade”) following the acquisition and achieve the anticipated benefits of the acquisition;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability geopolitical tensions or the outbreak of hostilities or war;
●	the extent to which pandemics, such as the COVID-19 pandemic, or any other global health crises may impact our business, including development activities, preclinical studies, clinical trials, supply chain and labor force; and
●	developments relating to our competitors and our industry;

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part II, Item 1A of this quarterly Report on Form 10-Q, and in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We intend the forward-looking statements contained in this Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$46,812	$47,324
Short-term investments	145,204	125,414
Prepaid expenses and other current assets	7,797	4,256
Total current assets	199,813	176,994

Property and equipment, net	69,005	71,705
Operating lease right-of-use assets	19,314	20,376
Restricted cash	1,979	1,979
Long-term investments	57,852	89,096
Security deposits and non-current assets	544	541
Total assets	$348,507	$360,691

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,432	$2,741
Accrued expenses and other liabilities	7,532	10,149
Deposit liability	491	584
Deferred revenue, current	4,610	4,372
Total current liabilities	16,065	17,846

Operating lease liability, long term	44,251	46,658
Security deposit, non-current	20
Deposit liability, non-current	—	56
Deferred revenue, non-current	110,288	111,381

Total liabilities	170,624	175,941

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 64,809,592 and 60,335,701 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	861,951	840,407
Accumulated deficit	(683,833)	(655,771)
Accumulated other comprehensive (loss) Income	(241)	108
Total stockholders’ equity	177,883	184,750
Total liabilities and stockholders’ equity	$348,507	$360,691

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Collaboration revenue	$855	$1,720

Operating expenses
Research and development	23,421	24,899
General and administrative	8,743	8,902
Total operating expenses	32,164	33,801

Loss from operations	(31,309)	(32,081)

Interest expense	-	(404)
Interest income	3,237	2,623
Other income (expense)	11	(194)
Total other income	3,248	2,025
Loss before provision for income taxes	(28,061)	(30,056)
Provision for income taxes	(1)	(1,208)
Net loss	$(28,062)	$(31,264)

Net loss per common share Basic and Diluted	(0.45)	(0.53)
Weighted average common shares outstanding Basic and Diluted	62,296,637	58,610,375
Other comprehensive loss
Net loss	$(28,062)	$(31,264)
Unrealized (loss) gain on investments	(351)	1,196
Foreign currency translation gain (loss)	2	(9)
Comprehensive loss	$(28,411)	$(30,077)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	$108	$184,750
Issuance of common stock upon the exercise of stock options and 2021 ESPP	220,647	—	366	—	—	366
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	34,900	—	142	—	—	142
Vesting of restricted stock units	109,108	—	—	—	—	—
Issuance of common stock upon the exercise of ATM, net of underwriting discounts and commissions and other issuance costs	4,084,502	—	17,829			17,829
Unrealized loss on investments	—	—	—	—	(351)	(351)
Foreign currency translation	—	—	—	—	2	2
Stock based compensation	—	—	3,207	—	—	3,207
Net loss	—	—	—	(28,062)	—	(28,062)
Balance, March 31, 2024	64,809,592	$6	$861,951	$(683,833)	$(241)	$177,883

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	58,473,660	$6	$824,292	$(519,098)	$(2,462)	$302,738
Issuance of common stock upon the exercise of stock options	452,102	—	448	—	—	448
Vesting of restricted stock	95,877	—	—	—	—	—
Vesting of early exercise stock options	85,145	—	269	—	—	269
Unrealized gain on investments	—	—	—	—	1,196	1,196
Foreign currency translation	—	—	—	—	(9)	(9)
Stock based compensation	—	—	3,797	—	—	3,797
Net loss	—	—	—	(31,264)	—	(31,264)
Balance, March 31, 2023	59,106,784	$6	$828,806	$(550,362)	$(1,275)	$277,175

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities
Net loss	$(28,062)	$(31,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,226	2,908
Amortization of deferred financing cost	—	56
Non-cash operating lease expense (benefit)	1,542	(738)
Stock based compensation	3,207	3,797
Amortization/accretion of investments	(1,115)	—
Change in operating assets and liabilities:
Escrow deposit	—	220
Prepaid expenses and other assets	(3,395)	(160)
Operating lease liability	(2,186)	3,842
Deferred revenue	(855)	(1,720)
Accounts payable	689	(2,954)
Accrued expenses and other liabilities	(3,319)	(3,206)
Non-current security deposit	20	—
Net cash used in operating activities	(30,248)	(29,219)

Cash flows from investing activities
Acquisition of property and equipment	(539)	(4,991)
Acquisition of fixed maturity securities, available for sale	(35,087)	(42,829)
Sale of fixed maturity securities, available for sale	47,167	79,158
Net cash provided by investing activities	11,541	31,338

Cash flows from financing activities

Proceeds from issuance of common stock and ESPP	366	448
Proceeds from ATM, net of issuance costs	17,829	—
Proceeds from issuance of shares to collaboration partner	—	—
Net cash provided by financing activities	18,195	448

Net (decrease) increase in cash, cash equivalents, and restricted cash	(512)	2,567

Cash, cash equivalents and restricted cash, beginning of period	49,303	86,244

Cash, cash equivalents and restricted cash, end of period	$48,791	$88,811

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$—	$345
Cash paid for income tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment, accrued and unpaid	$—	$975

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

Note 1—Organization and description of the business

Century Therapeutics, Inc. (the “Company”) is an innovative biotechnology company developing transformative allogeneic cell therapies to create products for the treatment of both solid tumor and hematological malignancies and autoimmune diseases with significant unmet medical need. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities, building infrastructure and raising capital. The Company is incorporated in the state of Delaware.

Principles of Consolidation

The consolidated financial statements include the consolidated financial position and consolidated results of operations of the Company and the Company’s subsidiary, Century Therapeutics Canada ULC (“Century Canada”). All intercompany balances and transactions have been eliminated in consolidation.

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2024, the Company incurred a net loss of $28,062. During the three months ended March 31, 2024, the Company used $30,248 of cash in operations. Cash and cash equivalents and investments were $249,868 at March 31, 2024. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2024, and the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2024 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements.

Certain prior year information has been reclassified to conform to the fiscal year 2024 presentation.

Segment information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages the business as one operating segment.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuations supporting stock compensation, the estimation of the incremental borrowing rate for operating leases and standalone selling prices of performance obligations in collaboration agreements. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of March 31, 2024 and December 31, 2023, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of March 31, 2024 and December 31, 2023, the Company had $1,979 in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$46,812	$47,324
Restricted cash	1,979	1,979
Cash, cash equivalents, and restricted cash	$48,791	$49,303

Investments

The Company invests in fixed maturity securities including U.S. Treasury bills and bonds as well as corporate bonds. The investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses are determined by comparing the fair market value of the securities with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the statement of operations. Unrealized gains and losses on investments are recorded in other comprehensive loss on the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security. Securities with an original maturity date greater than three months that mature within one year of the balance sheet date are classified as short-term, while investments with a maturity date greater than one year are classified as long-term.

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

Black Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. Forfeitures are recognized as they occur.

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three months ended March 31, 2024 and 2023.

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

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). This standard applies to all contracts with customers. When an agreement falls under the scope of other standards, such as ASC Topic 808, Collaborative Arrangements, or (“ASC 808”), the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations.

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is currently evaluating the impact of adopting this new accounting guidance.

Note 3—Reduction in force

In January 2023, the Company's Board of Directors approved, and management implemented, a new portfolio prioritization and capital allocation strategy. The resulting changes included pausing investments in CNTY-103 for glioblastoma as well as a discovery program in hematologic malignancies. The Company has shifted focus to CNTY-101 and will accelerate key programs, including one follow-on candidate for lymphoma, CNTY-102, CNTY-107 for Nectin-4+ solid tumors, and CNTY-101 in moderate to severe Systemic Lupus Eythematosus (“SLE”). In addition, the Company continues its partnered programs with Bristol Myers Squibb. The restructuring plan resulted in a reduction in the Company's workforce of approximately 25%. In connection with the restructuring plan, lab operations in Seattle and Hamilton, Ontario were closed and research activities were consolidated in Philadelphia.

During the three months ended March 31, 2023, the Company incurred $2,032 of cash-based expenses related to employee severances, benefits and related costs. Of these amounts, $292 related to general and administrative expense, while $1,740 related to R&D expense. In addition, the Company recorded non-cash stock-based compensation charge of $581 related to modification of equity awards for employees impacted by the restructuring during the year ended December 31, 2023. Of these amounts, $171 related to G&A expense, while $410 related to R&D expense. There were no remaining outstanding liabilities related to the reduction in force at March 31, 2024.

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$41,492	—	—	$41,492
U.S. Treasury	—	17,838	—	17,838
Corporate bonds	—	185,218	—	185,218
Total	$41,492	$203,056	$—	$244,548

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2023, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,263	—	—	$42,263
U.S. Treasury	—	26,114	—	26,114
Corporate bonds	—	188,396	—	188,396
Total	$42,263	$214,510	$—	$256,773

There were no transfers between levels during the period ended March 31, 2024. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of March 31, 2024:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$17,855	$—	$(17)	$17,838
Corporate bonds	185,329	128	(239)	185,218
Total	$203,184	$128	$(256)	$203,056

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2023:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$26,070	$44	$—	$26,114
Corporate bonds	188,219	399	(222)	188,396
Total	$214,289	$443	$(222)	$214,510

The following table provides the maturities of our fixed maturity available-for-sale securities:

	March 31, 2024	December 31, 2023
Less than one year	$145,204	$125,414
One to five years	57,852	89,096
	$203,056	$214,510

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At March 31, 2024 and December 31, 2023, the Company had 52 and 25 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of March 31, 2024 and December 31, 2023, accrued interest receivable on available-for-sale investment debt securities totaling $1,583 and $1,570, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

Note 5—Property and equipment, net

The following is a summary of property and equipment, net:

	March 31, 2024	December 31, 2023
Lab equipment	$29,928	$29,597
Leasehold improvements	61,136	60,862
Construction in progress	—	124
Computer software and equipment	2,899	2,899
Furniture and fixtures	1,061	1,061
Total	95,024	94,543
Less: Accumulated depreciation	(26,019)	(22,838)
Property and equipment, net	$69,005	$71,705

Depreciation expense was $3,226 and $2,908 for the three months ended March 31, 2024 and 2023, respectively.

Note 6—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	March 31, 2024	December 31, 2023
Payroll and bonuses	$2,868	$6,496
Accrued clinical trial related costs	356	470
Professional and legal fees	2,043	1,642
Operating lease liability, current	2,215	1,513
Other	50	28
Total accrued expenses and other liabilities	$7,532	$10,149

Note 7—Long-term debt

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

Interest expense attributable to the Loan Agreement is as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Interest expense	$—	$348
Amortization of debt issuance costs, including end of term fee accretion	—	56
	$—	$404

Note 8 – Bristol-Myers Squibb Collaboration

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

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100,000 and will pay an exercise fee upon the exercise of the License Option (“Licensed Program” and product candidates developed under a Licensed Program, “Licensed Products”). For each Licensed Program, Bristol-Myers Squibb will pay up to $235,000 in milestone payments upon the first achievement of certain development and regulatory milestones and will pay up to $500,000 per Licensed Product in net sales-based milestone payments. Bristol-Myers Squibb will also pay the Company tiered royalties per Licensed Product as a percentage of net sales in the high-single digits to low-teens, subject to reduction for biosimilar competition, compulsory licensing and certain third party license costs. If Century exercises its co-promote option, such royalty percentage will be increased to low-teens to high-teens in respect of the sales of the co-promoted Licensed Products in the United States. The royalty term shall terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) the 12-year anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration of any regulatory exclusivity period that covers such Licensed Product in such country, and (iii) the expiration of the last-to-expire licensed patent of the Company or a jointly owned patent that covers such the Licensed Product in such country. After expiration of the applicable royalty term for a Licensed Product in a country, all licenses granted by the Company to Bristol-Myers Squibb for such Licensed Product in such country will be fully paid-up, royalty-free, perpetual and irrevocable.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2024:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,164	$-	$109,164
Research and development services	14,023	(8,289)	5,734
Total	123,187	(8,289)	114,898
Less current portion of deferred revenue	-	-	(4,610)
Total long-term deferred revenue	$123,187	$(8,289)	$110,288

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

Note 9—Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

Distributed Bio Master Service Agreement

On July 24, 2019, the Company entered into a Master Service Agreement with Distributed Bio, Inc (“DBio”), whereby DBio will screen for protein binders that bind to specific therapeutic targets (the “Master Service Agreement”). The Company pays for such services according to a payment schedule, and if the Company brings the protein binders into the clinic for further development, DBio will receive milestone payments of up to $16,100 in total for each product as the products move through the clinical development and regulatory approval processes. No milestone payments were due since the inception of the agreement.

The Company had $58 within accounts payable as of March 31, 2024 and $106 as of December 31, 2023, in its consolidated balance sheets related to the Master Service Agreement.

iCELL Inc. Sublicense Agreement

In March 2020, the Company entered into a Sublicense Agreement with iCELL Inc (“iCELL”) whereby iCELL granted the Company a license of certain patents and technology. The Company will pay iCELL royalties in the low single digits on net sales of the licensed product. In addition to the earned royalties, the Company will pay sales milestones, not to exceed $70,000, for the sales of the licensed product. iCELL is also eligible to receive payments of up to $4,250 in development and regulatory approval milestone payments. No milestones or royalties were due in 2024 or 2023.

Note 10—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $410 and $1,260 within security deposits and non-current assets in its consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease expense:
Fixed lease cost	$1,085	$1,395
Variable lease cost	450	125
Short term lease expense	—	594
Total operating lease expense	$1,535	$2,114

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		March 31,	December 31,
	Location in Balance Sheet	2024	2023

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$19,314	$20,376
Operating lease liability, current	Accrued expenses and other liabilities	$2,215	$1,513
Operating lease liability, long-term	Operating lease liability, long-term	44,251	46,658
Total operating lease liability		$46,466	$48,171

The following table reflects supplement lease term and discount rate information related to leases:

	As of March 31, 2024	As of December 31, 2023
Weighted-average remaining lease terms - operating leases	7.3 years	7.6 years
Weighted-average discount rate - operating leases	9.9%	9.9%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(2,186)	$(31)
Right-of-use assets obtained in exchange for lease obligations:	$—	$—

The following table reflects future minimum lease payments under noncancelable leases as of March 31, 2024:

Operating Leases
2024	$5,900
2025	8,421
2026	7,931
2027	8,125
2028	8,325
Thereafter	43,163
Total lease payments	81,865
Less: Imputed interest	(27,423)
Less: Tenant incentive receivable	(7,976)
Total	$46,466

Note 11—Income taxes

During the three months ended March 31, 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items. During the three months ended March 31, 2023, the Company recorded a tax provision of $1.2 million, due primarily to revenue recognition for tax purposes from the Company's Research Collaboration and Collaboration Agreement entered into with Bristol-Myers Squibb Company in 2022.

Note 12—Basic and diluted net loss per common share

The Company’s potentially dilutive securities, which include RSUs (“Restricted Stock Units”), restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023 because including them would have had an anti-dilutive effect.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Stock options to purchase common stock	4,739,854	10,370,402
Early exercised stock options subject to future vesting	84,380	385,655
Restricted stock awards subject to future vesting	24,731	49,465
Unvested restricted stock units	3,941,432	544,650
Warrants	32,009	32,009
Total	8,822,406	11,382,181

Note 13—Stock-based compensation

On June 17, 2021, the Company adopted the Century Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”) which superseded the 2018 Incentive Plan and from that date forward all issuances of incentive awards will be governed by the 2021 Incentive Plan.

The 2021 Incentive Plan provides for the Company to sell or issue common stock or restricted common stock, RSUs, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board of Directors, and consultants of the Company under terms and provisions established by the Board of Directors. Under the terms of the 2021 Incentive Plan, options may be granted at an exercise price not less than fair market value.

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of, (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2023, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,954,788 shares, effective as of January 1, 2023. For 2024, the 2021 Incentive Plan reserved shares were increased under clause (i) by 3,025,220 shares, effective as of January 1, 2024. As of March 31, 2024, there were 4,905,295 shares available for issuance under the 2021 Incentive Plan.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of March 31, 2024, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	8,681,286
Shares available for future stock option and RSU grants	4,905,295
Shares available for employee stock purchase plan	954,522
Total	14,541,103

The shares of Common Stock available under the 2021 Incentive Plan as of March 31, 2024 are as follows:

Shares
Balance December 31, 2023	3,128,244
Shares reserved for issuance	2,954,788
Options granted	(1,433,838)
RSU’s granted	(350,379)
Options and RSUs forfeited / cancelled	606,480
Balance March 31, 2024	4,905,295

Stock Options

The following table summarizes stock option activity for the three month period ended March 31, 2024:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2024	3,938,006	$7.11	5.66	$2,923
Granted	1,433,838	5.29	—	—
Exercised	(155,928)	1.25	—	—
Forfeited	(380,899)	6.46	—	—
Cancelled	(95,163)	12.76	—	—
Outstanding, March 31, 2024	4,739,854	$5.60	4.53	$6,066
Exercisable at March 31, 2024	4,441,321	$7.07	5.52	$3,619

The weighted average grant date fair value of awards for options granted during the three months ended March 31, 2024 was $3.73. As of March 31, 2024, there was $18,525 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 3.02 years. The aggregate intrinsic value of options vested and exercisable as of March 31, 2024 and 2023 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2024 and 2023 was $3,619 and $3,262, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	March 31, 2024	December 31, 2023
Expected dividend rate	—	—
Expected option term (years)	6.08	6.04
Expected volatility	77.86%	77.87%
Risk-free interest rate	4.38%	3.68%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Research and development	$1,748	$2,112
General and administrative	1,459	1,685
Total stock-based compensation	$3,207	$3,797

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Stock options	$2,091	$3,546
Restricted stock units	1,014	97
Restricted stock awards	45	93
Employee stock purchase plan	57	61
Total stock-based compensation	$3,207	$3,797

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2024:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2023	3,721,471	$2.69
Granted	350,379	5.31
Forfeited	(130,418)	3.65
Total Unvested March 31, 2024	3,941,432	$2.84

As of March 31, 2024, there was $6,774 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.84 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of March 31, 2024 and December 31, 2023:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2023	49,416	$7.27
Granted	—	—
Forfeited	—	—
Vested	(24,685)	7.27
Total Unvested March 31, 2024	24,731	$7.27

As of March 31, 2024, there was $311 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 0.98 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $491 was recorded as a deposit liability on the Company’s balance sheet as of March 31, 2024.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023 and 2024, the board waived the annual increase to the shares reserved under the ESPP. As of March 31, 2024, there were 954,522 shares available for issuance, under the ESPP.

Note 14—Related party transactions

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

In January, 2022, the Company and FCDI entered into a letter agreement (the “Letter Agreement”), which amended the Reprogramming License Agreement, Differentiation License Agreement and Manufacturing Agreement (the “FCDI Agreements”) pursuant to the Company’s Research Collaboration and License Agreement with Bristol-Myers Squibb. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, the Company paid to FCDI an upfront payment of $10,000, and will pay FCDI (i) a percentage of any milestone payments received by the Company under the FCDI Collaboration Agreement in respect of achievement of development or regulatory milestones specific to Japan, and (ii) a percentage of all royalties received by the Company under the FCDI Collaboration Agreement in respect of sales of products in Japan.

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

During the three months ended March 31, 2024 and 2023, the Company made payments of $2,707 and $12 and incurred research and development expenses of $2,666 and $32, and legal fees of $35 and $33, in each case related to these agreements, and recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss, respectively.

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

Note 15 – Common Stock

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC, or (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”) pursuant to its shelf registration statement on Form S-3 (File No. 333-265975) and subject to the limitations thereof. During the three months ended March 31, 2024, the Company sold 4,084,502 shares pursuant to the ATM Program for net proceeds of $17,829, after deducting commissions of $551. Subsequent to March 31, 2024 through the date of the filing of these financial statements, the Company did not have any sales in the ATM Program.

Note 16—Subsequent Events

Private Placement Offering

In April, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 15,873,011 shares of the Company’s common stock (the “Private Placement Shares”), at a price of $3.78 per share (the “Private Placement”).

The Private Placement closed on April 15, 2024. The Company received aggregate net proceeds from the Private Placement of approximately $56,700, after deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from the private placement to support the expansion of CNTY-101 in autoimmune indications and for working capital and general corporate purposes.

Clade Therapeutics, Inc. Acquisition

In April 2024, the Company acquired Clade, a privately-held biotechnology company focused on discovering and delivering engineerable, off-the-shelf, scalable, and consistent stem cell-based medicines, with a focus on iPSC-derived αβ T cells.  The aggregate upfront consideration consists of (i) approximately $15,000 in cash and (ii) 4,535,333 shares of the Company’s common stock, par value $0.0001 per share. The cash portion of the upfront consideration is subject to customary adjustments for indebtedness, cash, and transaction expenses.

Following the closing, one potential clinical development milestone payment of $10,000 (which may be paid by the Company in cash, shares of its common stock or a combination thereof) will be made to Clade securityholders upon the achievement of the milestone.

In connection with the closing, the Company entered into customary lock-up agreements with certain of Clade’s stockholders providing that such holders will not transfer, subject to limited exceptions, any of the shares of the Company’s common stock received for 180 days after the closing.

The Company is currently in process of completing its accounting analysis of the acquisition, including assessing whether or not the acquisition qualifies as either an asset acquisition or a business combination for US GAAP reporting purposes.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024, (the “Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” in our Annual Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are an innovative biotechnology company harnessing the power of adult stem cells to develop curative cell therapy products for cancer and autoimmune diseases that we believe will allow us to overcome the limitations of first-generation cell therapies. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

•	Industry-leading induced pluripotent stem cells, (“iPSCs”) and differentiated know-how to generate immune effector cells from iPSCs, (“iPSC- derived cells”);

•	Clustered regularly interspaced short palindromic repeats, (“CRISPR”), mediated precision gene editing that allows us to incorporate multiple transgenes and remove target genes intended to optimize cell product performance;

•	Sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, (“CARs”);

•	Our proprietary Allo-EvasionTM technology intended to prevent rejection of our cell products by the host immune system; and

•	Cutting edge manufacturing capabilities intended to minimize product development and supply risk.

We are leveraging our expertise in cellular reprogramming, genetic engineering, and manufacturing to develop therapies with the potential to overcome many of the challenges inherent to cell therapy and provide a significant advantage over existing cell therapy technologies. We believe that these vertically integrated capabilities will allow us to further expand our existing pipeline and develop therapeutics from iPSC-derived natural killer cells, (“iNK cells”) and iPSC-derived T cells, (“iT cells”) that may provide enhanced clinical outcomes compared to available therapeutic options. We believe our commitment to developing off-the-shelf cell therapies will expand patient access and provide an unparalleled opportunity to advance the course of treatment. Our vision is to become a premier fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening cancers, as well as autoimmune diseases. To achieve our vision, we have assembled a world-class team whose members collectively have decades of experience in cell therapy and drug development, manufacturing, and commercialization.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, conducting our ELiPSE-1 clinical trial, initiating our CALiPSO-1 clinical trial, undertaking preclinical studies and in-licensing intellectual property. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $683.8 million as of March 31, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations.

In June 2021, we completed our initial public offering, (the “IPO”), in which we issued and sold 12,132,500 shares of our common stock, at a public offering price of $20.00 per share. We received net proceeds of $221.4 million after deducting underwriting discounts, commissions, and other offering costs of $21.2 million in the aggregate. To date, we have funded our operations from the issuance and sale of our equity securities and the receipt of payments from Bristol-Myers Squibb, in connection with our collaborations as described below, and have not generated any revenues. Since our inception, through March 31, 2024, we have raised approximately $609 million in net proceeds from sales of our equity securities. As of March 31, 2024, we had cash and cash equivalents of $46.8 million and investments of $203.1 million.

In August 2022, the U.S. Food and Drug Administration notified us that our ELiPSE-1 clinical trial may proceed to assess CNTY-101 in patients with relapsed or refractory CD19 positive B-cell malignancies. The phase 1 trial, ELiPSE-1, is ongoing in patients with relapsed or refractory CD19-positive B-cell malignancies. In December 2023, we announced preliminary clinical data from seven patients treated at the two lowest dose levels in the trial.

On December 6, 2023 that we were notified by the FDA that the Phase 1 clinical trial may proceed to assess CNTY-101 in patients with moderate to severe systemic lupus erythematosus who have failed at least two standard immunosuppressive therapies. We plan to initiate the CNTY-101 CALiPSO-1 trial in SLE in the first half of 2024, with initial data expected by the end of 2024.

In January 2023, we announced a strategic internal portfolio prioritization (the “January 2023 Strategic Reprioritization”) through which, among other discovery efforts, CNTY-103, a CAR-iNK product targeting CD133 and a discovery program for hematological malignancies, was de-prioritized, allowing us to further prioritize our CNTY-102 and CNTY-107 product candidates, which we believe have a higher probability of technical success and greater market potential. As a result of the operational restructuring, lab operations in Seattle and Hamilton, Ontario, have been closed and research activities have been consolidated in Philadelphia.

In the second quarter of 2024, we announced plans to expand clinical development for CNTY-101 into additional autoimmune disease indications with the pursuit of additional regulatory filings in prioritized indications expected in the second half of 2024. To support these increased research and development activities in autoimmune diseases, in April 2024 we completed a private placement offering of our common stock to certain institutional investors and received $60 million in gross proceeds before deducting placement agent fees and other offering related expenses. Concurrently, we announced pipeline and platform enhancements through the acquisition of Clade Therapeutics, Inc., a privately-held biotechnology company focused on discovering and delivering engineerable, off-the-shelf, scalable, and consistent stem cell-based medicines, with a focus on iPSC-derived αβ T cells. The acquisition brings us novel technology enhancing Century’s efforts on Allo-EvasionTM – and a newly expanded pipeline incorporating three additional preclinical-stage programs from Clade’s αβ iT platform spanning across cancer and autoimmune diseases.

Based on our current business plans, we believe, our cash, cash equivalents and investments as of the date of this quarterly report will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	progress clinical development of CNTY-101 and continue preclinical development of our other product candidates;
●	seek to discover and develop additional product candidates;
●	continue to integrate Clade’s operations into our business;
●	expand and validate our own clinical-scale current good manufacturing practices, (“cGMP”), facilities;
●	seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	continue to incur costs associated with operating as a public company;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts; and
●	increase our employee headcount and related expenses to support these activities.

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs, including our pre-clinical and clinical development of CNTY-101, CNTY-102, and CNTY-107, CLDE-308, CLDE-361, as well as CNTY-104 and CNTY-106 in collaboration with Bristol-Myers Squibb. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, investments, any future equity or debt financings, and upfront and milestone and royalties payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

License and collaboration agreements

Bristol-Myers Squibb

On January 7, 2022, we entered into the Research, Collaboration and License Agreement, with Bristol-Myers Squibb (the “Collaboration Agreement”), to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors, (the “Collaboration Program”), and each product candidate, (each, a “Development Candidate”). We and Bristol-Myers Squibb will initially collaborate on two Collaboration Programs focused on acute myeloid leukemia, and multiple myeloma, and Bristol-Myers Squibb has the option to add up to two additional Collaboration Programs for an additional fee. We are responsible for generating Development Candidates for each Collaboration Program, and Bristol-Myers Squibb has the option to elect to exclusively license the Development Candidates for pre-clinical development, clinical development and commercialization on a worldwide basis. Following Bristol-Myers Squibb’s exercise of the License Option, we will be responsible for performing IND-enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND, and manufacturing of clinical supplies until completion of a proof of concept clinical trial. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof of concept clinical trial) and commercialization activities for such Development Candidates worldwide. We have the option to co-promote Development Candidates generated from certain specified Collaboration Programs.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100 million and will pay an exercise fee upon the exercise of the License Option, and product candidates developed under a Licensed Program (the “Licensed Products”). For each Licensed Program, Bristol-Myers Squibb will pay up to $235 million in milestone payments upon the first achievement of certain development and regulatory milestones and will pay up to $500 million per Licensed Product in net sales-based milestone payments. Bristol-Myers Squibb will also pay us tiered royalties per Licensed Product as a percentage of net sales in the high-single digits to low-teens, subject to certain adjustments.

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

Fujifilm Cellular Dynamics, Inc. (FCDI)

On September 18, 2018, we entered into a license agreement, (the “Differentiation License”), with FCDI. The Differentiation License, as amended, provides us with an exclusive license under certain patents and know-how related to human iPSC consisting of cells that are or are modifications of NK cells, T cells, dendritic cells and macrophages derived from human iPSC. In consideration for the Differentiation License, FCDI received 2,980,803 shares of common stock in connection with the January 2023 Strategic Reprioritization.

Also on September 18, 2018, we entered into the non-exclusive license, (the “Reprogramming License”), with FCDI. The Reprogramming License, as amended, provides us with a non-exclusive license under certain patents and know-how related to the reprogramming of human somatic cells to iPSCs and provide us access to iPSC lines for clinical use. Under the Reprogramming License, we are required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization in the low single digits. In connection with the Reprogramming License, we entered into a collaboration agreement, (the” FCDI Collaboration Agreement”), with FCDI pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan.

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

On January 7, 2022, we and FCDI entered into a letter agreement, which amends each of the FCDI agreements as further discussed in Note 14 to our consolidated financial statements. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we agreed to pay to FCDI (i) an upfront payment of $10 million, (ii) a percentage of any milestone payments received by us under the Collaboration Agreement, in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the Collaboration Agreement in respect of sales of products in Japan.

On September 22, 2023, we and FCDI entered into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases, (the “Autoimmune License”).  Under the terms of the Autoimmune License, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with the Autoimmune License. In addition, on September 22, 2023, we and FCDI amended the Reprogramming License, Differentiation License and the Collaboration Agreement to expand our existing license related to the development and commercialization of iPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases.

During the three months ended March 31, 2024 and 2023, we made payments of $2.7 million and $12 thousand and incurred research and development expenses of $2.7 million and $33 thousand and legal fees of $35 thousand and $31 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

From inception of the FCDI Collaboration Agreement through March 31, 2024, we incurred $39.0 million of expenses under the FCDI Collaboration Agreement.

iCell and Distributed Bio

We also have entered into a sublicense agreement with iCELL Inc. and a master services agreement with Distributed Bio, Inc. Refer to note 9 to our consolidated financial statements for additional information.

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

Interest expense

Interest expense relates to interest incurred on the September 14, 2020. $10,000 Term Loan Agreement (the “Loan Agreement”) we entered into with Hercules Capital, Inc., as well as amortization of the related deferred financing cost. The loan was repaid in full in May 2023. See Note 7 to our consolidated financial statements for additional information.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

We have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. For the three months ended March 31, 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items. For the three months ended March 31, 2023, we recorded $1.2 million in provisions for income taxes in the accompanying consolidated financial statements. The main drivers of the tax provision during the 2023 interim period are taxable revenue to the Collaboration Agreement with Bristol-Myers Squibb and the limitation of deductions for research and development under Section 174 of the Internal Revenue Code.

Results of operations

Comparison of the three months ended March 31, 2024 and 2023.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023	Change

	(in thousands)
Collaboration revenue	$855	$1,720	$(865)
Operating expenses:
Research and development	23,421	24,899	(1,478)
General and administrative	8,743	8,902	(159)
Total operating expenses	32,164	33,801	(1,637)
Loss from operations	(31,309)	(32,081)	772
Other income (expense):
Interest expense	—	(404)	404
Interest income	3,237	2,623	614
Other income, net	11	(194)	205
Total other income (expense)	3,248	2,025	1,223
Provision for income taxes	(1)	(1,208)	1,207
Net loss	$(28,062)	$(31,264)	$3,202

Collaboration revenue

During the three months ended March 31, 2024 and 2023, we recognized revenue of $0.9 and $1.7 million under our collaboration agreement with Bristol-Myers Squibb, respectively. Revenue recognized under the collaboration agreement fluctuates based on the amount and timing of expenses incurred under the agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023	Change

	(in thousands)
Personnel and related costs	$9,761	$12,469	$(2,708)
Facility and other allocated costs	4,692	5,814	(1,122)
Research and laboratory	8,042	6,124	1,918
Collaborations	60	254	(194)
Consulting	395	238	157
Other	471	—	471
Total research and development expense	$23,421	$24,899	$(1,478)

Research and development expenses were $23.4 million and $24.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.5 million was primarily due to:

●	a decrease in personnel-related expenses of $2.7 million, including a decrease in salary and benefit expense of $2.4 million, and a decrease in stock compensation expense of $0.3 million. This is a result of the reduction in force that occurred in January of 2023.
●	a decrease of $1.1 million of facility and other allocated costs, which consists of a decrease in rent of $1.4 million, which is a result of consolidating leased facilities during 2023. This was offset by an increase in depreciation of $0.3 million.
●	An increase of $1.9 million in research and laboratory due to increased manufacturing activity at our Branchburg facility.

General and administrative expenses

General and administrative expenses were $8.7 million for the three months ended March 31, 2024 and $8.9 million for three months ended March 31, 2023.

Interest expense

Interest expense was $0.0 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $3.2 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively, which related to interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $666 million in net proceeds from the sales of our equity securities. As of March 31, 2024, we had cash, and cash equivalents of $46.8 million and investments of $203.1 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $682.7 million as of March 31, 2024.

In July 2022, we entered into a Sales Agreement, with Cowen and Company, LLC, under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. In the first quarter of 2024, 4,084,502 shares of common stock have been issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds.

In April 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement an aggregate of 15,873,011 shares of common stock (the “Private Placement Shares”), at a price of $3.78 per share (the “Private Placement”). We received aggregate gross proceeds from the Private Placement of approximately $60 million, before deducting placement agent fees and offering expenses.

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

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the effects of pandemics, such as the COVID-19 pandemic, inflationary pressures, disruptions of financial institutions, political unrest and hostilities, war or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities, which, in the case of equity securities, may occur at prices lower than the offering price of our common stock. If we sell equity or equity-linked securities, our current stockholders, may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended	Three months ended
	March 31, 2024	March 31, 2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(30,248)	$(29,219)
Investing activities	11,541	31,338
Financing activities	18,195	448
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(512)	$2,567

Operating activities

Net cash used in operating activities was $30.2 million and $29.2 million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operating activities during the three months ended March 31, 2024 consisted primarily of our net loss of $28.0 million. The non-cash charges of $6.8 million consisted primarily of $3.2 million for depreciation expense, non-cash operating lease of $1.5 million, and non-cash stock-based compensation expense of $3.2 million. This was partially offset by amortization of marketable securities of $1.1 million.

Net cash used in operating activities was $29.2 million during the three months ended March 31, 2023. Net cash used in operating activities during the three months ended March 31, 2023 consisted primarily of our net loss of $31.3 million. The non-cash charges of $6.0 million consisted primarily of $2.9 million for depreciation expense, non-cash stock-based compensation expense of $3.8 million, and non-cash operating lease expense of $0.7 million, and net cash outflows from decreases in our accounts payable of $3.0 million and accrued expenses and other liabilities of $3.2 million.

Investing activities

Net cash provided by investing activities was $11.6 million and $31.3 million for the three months ended March 31, 2024 and 2023, respectively. Cash provided by investing activities for the three months ended March 31, 2024 consisted primarily of the sale of fixed maturity securities, available for sale of $47.2 million, which was partially offset by purchases of fixed maturity securities of $35.0 million and acquisition of property and equipment of $0.5 million.

Cash provided by investing activities was $31.3 for the three months ended March 31, 2023 and consisted primarily of the sale of fixed maturity securities, available for sale of $79.2 million, which was partially offset by purchases of fixed maturity securities of $42.8 million and acquisition of property and equipment of $5.0 million.

Financing activities

Net cash provided by financing activities was $18.2 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Cash provided by financing activities consisted of $17.8 million from proceeds from our At-the-Market capital raise and $0.4 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2023. Cash provided by financing activities consisted of $0.4 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2024:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$7,990	$16,277	$16,551	$41,047	$81,865

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition agreements as of March 31, 2024 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of March 31, 2024, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We have commitments under operating leases for certain facilities used in our operations.

We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. Refer to Note 10 to our unaudited consolidated financial statements for additional information.

JOBS Act accounting election

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. As such, we may take advantage of reduced disclosure and other requirements otherwise generally applicable to public companies, including:

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

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2024, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $46.8 million as of March 31, 2024, which consisted of bank deposits and money market funds. We also had investments of $203.1 million as of March 31, 2024. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2024, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Other than what is set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

We may fail to realize the anticipated benefits of the acquisition of Clade.

The success of the acquisition of Clade will depend on, among other things, our ability to combine our business with Clade in a manner that allows us to achieve developmental and operational synergies. The integration process could result in the loss of key employees, the disruption of our ongoing business or the ongoing business of Clade, or inconsistencies in standards, controls, procedures, or policies, in each case, that could adversely affect our ability to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management’s attention from our core business and other opportunities that could have been beneficial to our stockholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of our common stock. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. In addition, the acquisition of Clade may impact the market price for shares of our common stock, which would result in substantial losses for our stockholders.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-1 Trading Plans

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On January 9, 2024, Gregory Russotti, Ph.D., our Chief Technology and Manufacturing Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 160,000 shares of our Series A common stock, subject to certain conditions. The arrangement's expiration date is February 14, 2025.

Item 6. Exhibits.

Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Douglas Carr
Douglas Carr
Senior Vice President, Finance & Operations
(principal financial officer and principal accounting officer)