Form 10-Q
period 2024-06-30
Century Therapeutics, Inc.
filed 2024-08-08
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024 the registrant had 84,715,961 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical and early clinical nature of our business and our ability to successfully advance our current and future product candidates through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	our dependence on the success of our lead product candidate, CNTY-101;
●	the novelty of our approach to immuno-oncology and autoimmune treatment of cancer, utilizing iPSC-derived natural killer cells, (“iNK cells”) and iPSC-derived T cells, (“iT cells”) and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., (“FCDI”) for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, (“IND”) applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;

●	our reliance on the maintenance of our collaborative relationship with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) in connection with the furtherance of our collaboration programs;
●	our ability to achieve the anticipated benefits of our acquisition of Clade Therapeutics, Inc. (“Clade”);
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability geopolitical tensions or the outbreak of hostilities or war;
●	the extent to which pandemics, or any other global health crises may impact our business, including development activities, preclinical studies, clinical trials, supply chain and labor force; and
●	developments relating to our competitors and our industry;

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, the section titled “Risk Factors” set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$41,457	$47,324
Short-term investments	154,945	125,414
Prepaid expenses and other current assets	7,076	4,256
Total current assets	203,478	176,994

Property and equipment, net	69,405	71,705
Operating lease right-of-use assets	28,570	20,376
Restricted cash	2,835	1,979
Long-term investments	73,226	89,096
Goodwill	5,091	—
Intangible assets	33,300	—
Security deposits and non-current assets	541	541
Total assets	$416,446	$360,691

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,358	$2,741
Accrued expenses and other liabilities	11,095	10,149
Deposit liability	350	584
Deferred revenue, current	4,360	4,372
Total current liabilities	19,163	17,846

Operating lease liability, long term	52,713	46,658
Security deposit, non-current	20	—
Deposit liability, non-current	—	56
Deferred revenue, non-current	109,768	111,381
Contingent consideration liability	9,312	—
Deferred tax liability	3,366	—

Total liabilities	194,342	175,941

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 84,551,813 and 60,335,701 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	8	6
Additional paid-in capital	937,445	840,407
Accumulated deficit	(715,040)	(655,771)
Accumulated other comprehensive (loss) Income	(309)	108
Total stockholders’ equity	222,104	184,750
Total liabilities and stockholders’ equity	$416,446	$360,691

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Collaboration revenue	$771	$99	$1,625	$1,819

Operating expenses
Research and development	27,220	22,727	50,641	47,626
General and administrative	8,306	8,229	17,052	17,131
Impairment of long-lived assets	-	4,220	-	4,220
Total operating expenses	35,526	35,176	67,693	68,977

Loss from operations	(34,755)	(35,077)	(66,068)	(67,158)

Interest expense	—	(136)	-	(540)
Interest income	3,582	3,058	6,820	5,681
Other income (expense)	(12)	(186)	1	(380)
Total other income	3,570	2,736	6,821	4,761
Loss before provision for income taxes	(31,185)	(32,341)	(59,247)	(62,397)
Provision for income taxes	(22)	(950)	(22)	(2,158)
Net loss	$(31,207)	$(33,291)	$(59,269)	$(64,555)

Net loss per common share Basic and Diluted	(0.38)	(0.56)	(0.82)	(1.10)
Weighted average common shares outstanding Basic and Diluted	82,092,167	59,251,363	72,194,402	58,904,726
Other comprehensive loss
Net loss	$(31,207)	$(33,291)	$(59,269)	$(64,555)
Unrealized (loss) gain on investments	(102)	59	(453)	1,255
Foreign currency translation gain (loss)	34	9	36	—
Comprehensive loss	$(31,275)	$(33,223)	$(59,686)	$(63,300)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	$108	$184,750
Issuance of common stock upon the exercise of stock options and 2021 ESPP	220,647	—	366	—		366
Vesting of restricted stock	24,734	—	—	—		—
Vesting of early exercise stock options	34,900	—	142	—		142
Vesting of restricted stock units	109,108	—	—	—		—
Issuance of common stock upon the exercise of ATM, net of underwriting discounts and commissions and other issuance costs	4,084,502	—	17,829	—		17,829
Unrealized loss on investments	—	—	—	—	(351)	(351)
Foreign currency translation	—	—	—	—	2	2
Stock based compensation	—	—	3,207	—		3,207
Net loss	—	—	—	(28,062)		(28,062)
Balance, March 31, 2024	64,809,592	$6	$861,951	$(683,833)	$(241)	$177,883
Issuance of common stock upon the exercise of stock options and 2021 ESPP	100,305	—	103	—	—	103
Vesting of early exercise stock options	27,169	—	141	—	—	141
Issuance of common stock in connection with the transaction	3,741,646		15,154			15,154
Issuance of common stock upon the exercise of PIPE, net of underwriting discounts and commissions and other issuance costs	15,873,011	2	56,593	—	—	56,595
Unrealized loss on investments	—	—	—	—	(102)	(102)
Foreign currency translation	—	—	—	—	34	34
Stock based compensation	—	—	3,503	—	—	3,503
Net loss	—	—	—	(31,207)	—	(31,207)
Balance, June 30, 2024	84,551,723	$8	$937,445	$(715,040)	$(309)	$222,104

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	58,473,660	$6	$824,292	$(519,098)	$(2,462)	$302,738
Issuance of common stock upon the exercise of stock options	452,102	—	448	—	—	448
Vesting of restricted stock	95,877	—	—	—	—	—
Vesting of early exercise stock options	85,145	—	269	—	—	269
Unrealized gain on investments	—	—	—	—	1,196	1,196
Foreign currency translation	—	—	—	—	(9)	(9)
Stock based compensation	—	—	3,797	—	—	3,797
Net loss	—	—	—	(31,264)	—	(31,264)
Balance, March 31, 2023	59,106,784	$6	$828,806	$(550,362)	$(1,275)	$277,175
Issuance of common stock upon the exercise of stock options	118,567	—	125	—	—	125
Vesting of restricted stock	—	—	—	—	—	—
Vesting of early exercise stock options	83,645	—	209	—	—	209
Unrealized gain on investments	—	—	—	—	59	59
Foreign currency translation	—	—	—	—	9	9
Stock based compensation	—	—	3,285	—	—	3,285
Net loss	—	—	—	(33,291)	—	(33,291)
Balance, June 30, 2023	59,308,996	$6	$832,425	$(583,653)	$(1,207)	$247,571

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities
Net loss	$(59,269)	$(64,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,688	6,142
Amortization of deferred financing cost	—	94
Non-cash operating lease expense (benefit)	(136)	(1,563)
Stock based compensation	6,710	7,082
Impairment	—	4,220
Amortization/accretion of investments	(2,458)	—
Change in fair value of contingent liabilities	(782)
Change in operating assets and liabilities:
Escrow deposit	—	220
Prepaid expenses and other assets	(2,122)	(268)
Operating lease liability	140	6,723
Deferred revenue	(1,625)	(1,819)
Accounts payable	(1,189)	(3,468)
Accrued expenses and other liabilities	(3,557)	(1,277)
Non-current security deposit	20	—
Net cash used in operating activities	(57,580)	(48,469)

Cash flows from investing activities
Acquisition of property and equipment	(804)	(9,491)
Acquisition of fixed maturity securities, available for sale	(88,947)	(141,843)
Sale of fixed maturity securities, available for sale	77,036	189,646
Acquisition of Clade Therapeutics, Inc., net of cash acquired	(9,608)	—
Net cash (used in) provided by investing activities	(22,323)	38,312

Cash flows from financing activities

Proceeds from issuance of common stock and ESPP	470	572
Payments on long term debt	—	(10,241)
Proceeds from ATM, net of issuance costs	17,829	—
Proceeds from PIPE, net of issuance costs	56,593	—
Net cash (used in) provided by financing activities	74,892	(9,669)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,011)	(19,826)

Cash, cash equivalents and restricted cash, beginning of period	49,303	86,244

Cash, cash equivalents and restricted cash, end of period	$44,292	$66,418

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$—	$586
Cash paid for income tax	$191	$911

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in connection with the Acquisition	$15,154	$—
Purchase of property and equipment, accrued and unpaid	$—	1,639
Landlord paid leasehold improvements	$934	$—

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

Principles of Consolidation

The consolidated financial statements include the consolidated financial position and consolidated results of operations of the Company and the Company’s subsidiaries, Century Therapeutics Canada ULC (“Century Canada”), Clade Therapeutics (“Clade”) and Gadeta B.V. (“Gadeta”). All intercompany balances and transactions have been eliminated in consolidation.

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three and six months ended June 30, 2024, the Company incurred a net loss of $31,207 and $59,269, respectively. During the six months ended June 30, 2024, the Company used $57,580 of cash in operations. Cash and cash equivalents and investments were $269,628 at June 30, 2024. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2024, and the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results for any interim period are not necessarily indicative of results for the year ending December 31, 2024 or for any other subsequent interim period.  The consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuations supporting stock compensation, the estimation of the incremental borrowing rate for operating leases, intangible assets acquired in business combinations and standalone selling prices of performance obligations in collaboration agreements. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of June 30, 2024 and December 31, 2023, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of June 30, 2024 and December 31, 2023, the Company had $2,835 and $1,979, respectively in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$41,457	$47,324
Restricted cash	2,835	1,979
Cash, cash equivalents, and restricted cash	$44,292	$49,303

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of Century Canada is the Canadian dollar. The functional currency of Gadeta is the Euro. Assets and liabilities of Century Canada and Gadeta are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive loss or income on the Company’s consolidated balance sheets. Gains and losses resulting from foreign currency transactions are reflected within the Company’s consolidated statements of operations and comprehensive loss. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Intercompany payables and receivables are considered to be long-term in nature and any change in balance due to foreign currency fluctuation is included as a component of the Company’s consolidated comprehensive loss and accumulated other comprehensive loss within the Company’s consolidated balance sheets.

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three and six months ended June 30, 2024 and 2023.

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

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration consists of our future obligations owed to shareholders of Clade and Gadeta and includes contingent milestone payments, earn out considerations, and indemnification obligations. Acquisition-related contingent consideration was recorded on the acquisition date at the estimated fair value of the obligations, in accordance with the acquisition method of accounting. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement. The fair value of the acquisition-related contingent considerations are remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss with general and administrative expense.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition related costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. The Company utilizes commonly accepted valuation techniques, such as the income approach in establishing the fair value of intangible assets.  See “Note 3 – Business combination” for additional detail.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount (a triggering event). The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350, Intangibles – Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company determines the fair value of its reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference. For the three and six months ended June 30, 2024 there were no impairment charges.

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If they carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the three and six months ended June 30, 2024, there were no impairment charges. For further discussion of identified intangible assets, see “Note 3 – Business Combination”.

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

In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the financial statements and disclosures.

Note 3 – Business combination

On April 11, 2024, the Company acquired 100% of Clade, a privately-held biotechnology company focused on discovering and delivering engineerable, off-the-shelf, scalable, and consistent stem cell-based medicines, with a focus on iPSC-derived αβ T cells. The acquisition brings us novel technology enhancing our efforts on Allo-EvasionTM – and a newly expanded pipeline incorporating three additional preclinical-stage programs from Clade’s αβ iT platform spanning across cancer and autoimmune diseases. The results of Clade’s operations have been included in the consolidated financial statements since that date. A total of 3,741,646 common shares were issued to the Clade shareholders on the date of close, which were valued based on the closing price of common stock on that date.

Contingent consideration was estimated at fair value on the date of the close and consists of both additional stock consideration (“Holdback Shares”) as well as a contingent milestone payment of $10 million (“Clade Milestone”). The Holdback Shares total up to 793,687 shares of common stock consideration which will be issued and delivered to the sellers on the eighteen-month anniversary of the Closing Date, subject to potential reduction based on indemnification claims favoring the Company, if any. This contingent consideration was recorded at fair value as of the closing date, based on the closing stock price on that date, adjusted for a discount for lack of marketability, and totaled $2.6 million. Contingent consideration also includes the Clade Milestone, which consists of one potential clinical development milestone payment of $10 million, which may be paid in cash, shares, or a combination thereof, upon the achievement of the milestone. The fair value of this contingent consideration was estimated based on the probability of milestone achievement, and an estimated discount rate, and totaled $7.1 million.

The Company recognized $895 of acquisition-related costs during the period ended June 30, 2024, which were expensed as incurred in the consolidated statement of operations.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Consideration transferred:
Cash consideration	$14,854
Fair value of common stock (3,741,646 at closing price of $4.05)	15,154
Contingent consideration	9,722
Total consideration transferred	$39,730

Assets acquired:
Cash and restricted cash	$5,246
Prepaid expenses and other assets	400
Property and equipment	2,652
Right-of-use operating lease	8,065
In-process research and development ("IPR&D")	33,300
Goodwill	5,091
Total assets acquired	$54,754

Liabilities assumed:
Accounts payable	$868
Accrued expenses and other current liabilities	2,353
Lease liabilities - operating lease	8,065
Contingent consideration	372
Deferred tax liability	3,366
Total liabilities assumed	$15,024

Net assets acquired	$39,730

The amounts above represent the Company's provisional fair value estimates related to the acquisition as of April 11, 2024 and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period.  The primary areas of estimates that are not yet finalized include the valuation of the identifiable intangible assets and income taxes.  The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The identifiable intangible assets consist of IPR&D which were assigned fair values of $33,300 million.  The fair value of the IPR&D was estimated using the multi-period excess earnings method, which the Company estimates future cash flows attributable to the technology and applies a probability of success and a discount rate of 16.4%.

These nonrecurring fair value measurements are Level 3 measurements within the fair value hierarchy.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was attributable to the expected synergies, value of the assembled workforce as well as the collective experience of the management team with regards to its operations. The goodwill is not expected to be tax deductible.

Results for six months ended June 30, 2024, included a net loss of $2,113 from Clade. The following table presents unaudited supplemental pro forma financial information as if the Clade acquisition had occurred on January 1, 2023.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$771	99	1,625	1,819
Net loss	(33,189)	(34,136)	(71,797)	(75,769)

The pro forma financial information presented above has been prepared by combining the Company’s historical results and the historical results of Clade and adjusting those results to eliminate historical transaction costs and to reflect the effects of the acquisition as if they occurred on January 1, 2023. These results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated above, or that may result in the future, and do not reflect potential synergies or additional costs following the acquisition.

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$32,183	—	—	$32,183
U.S. Treasury	—	43,568	—	43,568
Corporate bonds	—	184,603	—	184,603
Total	$32,183	$228,171	$—	$260,354
Liabilities:
Contingent consideration	—	—	9,312	9,312
Total	$—	$—	$9,312	$9,312

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2023, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,263	—	—	$42,263
U.S. Treasury	—	26,114	—	26,114
Corporate bonds	—	188,396	—	188,396
Total	$42,263	$214,510	$—	$256,773

There were no transfers between levels during the period ended June 30, 2024. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of June 30, 2024:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$43,607	$—	$(39)	$43,568
Corporate bonds	184,794	90	(281)	184,603
Total	$228,401	$90	$(320)	$228,171

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2023:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$26,070	$44	$—	$26,114
Corporate bonds	188,219	399	(222)	188,396
Total	$214,289	$443	$(222)	$214,510

The following table provides the maturities of our fixed maturity available-for-sale securities:

	June 30, 2024	December 31, 2023
Less than one year	$154,945	$125,414
One to five years	73,226	89,096
	$228,171	$214,510

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At June 30, 2024 and December 31, 2023, the Company had 83 and 25 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of June 30, 2024 and December 31, 2023, accrued interest receivable on available-for-sale investment debt securities totaling $1,759 and $1,570, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent consideration liability (See note 9 – Commitments and contingencies):

	Gadeta	Holdback Shares	Milestone	Total
Balance as of April 11, 2024	$372	2,588	7,134	10,094
Changes in fair value	6	(953)	165	(782)
Balance as of June 30, 2024	$378	1,635	7,299	9,312

The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of the April 11, 2024 acquisition date and June 30, 2024:

	April 11	June 30
Gadeta Earnout:
Probability adjusted value of payment	$1,060	1,060
Discount rate	12.6%	12.8%
Discount period (years)	8.8	8.6

Holdback Shares
Closing stock price on valuation date	$4.05	2.55
Discount for lack of marketability	$(0.79)	(0.49)

Clade Milestone:
Probability adjusted value of payments	$9,000	9,000
Discount rate	10.6%	10.5%
Discount period (years)	2.3	2.1

Note 5—Property and equipment, net

The following is a summary of property and equipment, net:

	June 30, 2024	December 31, 2023
Lab equipment	$32,361	$29,597
Leasehold improvements	62,261	60,862
Construction in progress	36	124
Computer software and equipment	2,919	2,899
Furniture and fixtures	1,198	1,061
Total	98,775	94,543
Less: Accumulated depreciation	(29,370)	(22,838)
Property and equipment, net	$69,405	$71,705

Depreciation expense was $3,462 and $3,234 for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $4,002 in impairment on property and equipment, net during the three and six months ended June 30, 2023. See Note 16, “Impairment of long-lived assets”.

Depreciation expense was $6,688 and $6,142 for the six months ended June 30, 2024 and 2023, respectively.

Note 6—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	June 30, 2024	December 31, 2023
Payroll and bonuses	$4,612	$6,496
Accrued clinical trial related costs	1,376	470
Professional and legal fees	1,336	1,642
Operating lease liability, current	3,663	1,513
Other	108	28
Total accrued expenses and other liabilities	$11,095	$10,149

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

Interest expense attributable to the Loan Agreement is as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
Interest expense	$—	$540
Amortization of debt issuance costs, including end of term fee accretion	—	—
	$—	$540

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

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100,000 and will pay an exercise fee upon the exercise of the License Option (“Licensed Program” and product candidates developed under a Licensed Program, “Licensed Products”). For each Licensed Program, Bristol-Myers Squibb will pay up to $235,000 in milestone payments upon the first achievement of certain development and regulatory milestones and will pay up to $500,000 per Licensed Product in net sales-based milestone payments. Bristol-Myers Squibb will also pay the Company tiered royalties per Licensed Product as a percentage of net sales in the high-single digits to low-teens, subject to reduction for biosimilar competition, compulsory licensing and certain third party license costs. If the Company exercises its co-promote option, such royalty percentage will be increased to low-teens to high-teens in respect of the sales of the co-promoted Licensed Products in the United States. The royalty term shall terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) the 12-year anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration of any regulatory exclusivity period that covers such Licensed Product in such country, and (iii) the expiration of the last-to-expire licensed patent of the Company or a jointly owned patent that covers such the Licensed Product in such country. After expiration of the applicable royalty term for a Licensed Product in a country, all licenses granted by the Company to Bristol-Myers Squibb for such Licensed Product in such country will be fully paid-up, royalty-free, perpetual and irrevocable.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2024:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,164	$-	$109,164
Research and development services	14,023	(9,059)	4,964
Total	123,187	(9,059)	114,128
Less current portion of deferred revenue	-	-	(4,360)
Total long-term deferred revenue	$123,187	$(9,059)	$109,768

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

The Company had $35 within accounts payable as of June 30, 2024 and $106 as of December 31, 2023, in its consolidated balance sheets related to the Master Service Agreement.

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

Clade Therapeutics

In connection with the acquisition of Clade Therapeutics, (Note – 3), the Company is subject to a contingent milestone payment to the shareholders of Clade. The milestone payment is $10,000 and is payable in cash, shares of Century, or a combination thereof, at the discretion of Century.

A total of 793,687 shares (“Holdback Shares”) representing approximately 10% of the aggregate consideration, were held back at the closing of the acquisition as recourse to satisfy certain indemnification obligations of the Clade shareholders under the Merger Agreement should they arise and, subject to any forfeiture of Holdback Shares as a result of indemnification claims made prior to the 18-month anniversary of the Closing, will be issued pursuant to the terms of the Merger Agreement following the 18-month anniversary of the Closing.

In connection with the acquisition of Clade, the Company also assumed an earn-out obligation (“Gadeta Milestone”) that is contingent on a clinical development milestone of a product that incorporates Gadeta intellectual property between the acquisition date and December 31, 2032. The total payment to the shareholders of Gadeta is upon the occurrence of such an event is $20,000.

Note 10—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $410 and $1,260 within security deposits and non-current assets in its consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense:
Fixed lease cost	$2,306	$1,620	$3,390	$3,018
Variable lease cost	786	396	1,236	521
Short term lease expense	—	302	—	896
Total operating lease expense	$3,092	$2,318	$4,626	$4,435

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		June 30,	December 31,
	Location in Balance Sheet	2024	2023

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$28,570	$20,376
Operating lease liability, current	Accrued expenses and other liabilities	$3,663	$1,513
Operating lease liability, long-term	Operating lease liability, long-term	52,713	46,658
Total operating lease liability		$56,376	$48,171

The following table reflects supplement lease term and discount rate information related to leases:

	As of June 30, 2024	As of December 31, 2023
Weighted-average remaining lease terms - operating leases	7.9 years	7.6 years
Weighted-average discount rate - operating leases	9.9%	9.9%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,308)	$(31)
Right-of-use assets obtained in exchange for lease obligations:	$—	$—

The following table reflects future minimum lease payments under noncancelable leases as of June 30, 2024:

Operating Leases
2024	$4,905
2025	10,395
2026	9,963
2027	10,217
2028	10,478
Thereafter	48,554
Total lease payments	94,512
Less: Imputed interest	(31,094)
Less: Tenant incentive receivable	(7,042)
Total	$56,376

Note 11—Income taxes

During the three and six months ended June 30, 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items

During the three months ended June 30, 2023, the Company recorded tax expense of $950. During the six months ended June 30, 2023, the Company recorded a tax expense of $2,158, primarily consisting of current federal and state tax expense resulting from revenue recognition for tax purposes from the Company's Research Collaboration and License Agreement entered into with Bristol-Myers Squibb Company in 2022, combined with statutory limitations on deductions for research and development expenses, net operating losses, and research credits.

Note 12—Basic and diluted net loss per common share

The Company’s potentially dilutive securities, which include RSUs (“Restricted Stock Units”), restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the six months ended June 30, 2024 and 2023 because including them would have had an anti-dilutive effect.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Stock options to purchase common stock	5,118,026	8,796,470
Early exercised stock options subject to future vesting	57,211	302,011
Restricted stock awards subject to future vesting	24,731	49,416
Unvested restricted stock units	4,107,893	2,398,356
Warrants	32,009	32,009
Total	9,339,870	11,578,262

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of, (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2023, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,954,788 shares, effective as of January 1, 2023. For 2024, the 2021 Incentive Plan reserved shares were increased under clause (i) by 3,025,220 shares, effective as of January 1, 2024. As of June 30, 2024, there were 4,284,651 shares available for issuance under the 2021 Incentive Plan.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of June 30, 2024, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	9,225,919
Shares available for future stock option and RSU grants	4,284,651
Shares available for employee stock purchase plan	954,522
Total	14,465,092

The shares of Common Stock available under the 2021 Incentive Plan as of June 30, 2024 are as follows:

Shares
Balance December 31, 2023	3,128,244
Shares reserved for issuance	2,954,788
Options granted	(1,920,588)
RSU’s granted	(572,657)
Options and RSUs forfeited / cancelled	694,864
Balance June 30, 2024	4,284,651

Stock Options

The following table summarizes stock option activity for the six month period ended June 30, 2024:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2024	3,938,006	$7.11	5.66	$2,923
Granted	1,920,588	4.75	—	—
Exercised	(231,969)	1.28	—	—
Forfeited	(505,154)	5.90	—	—
Cancelled	(3,445)	4.99	—	—
Outstanding, June 30, 2024	5,118,026	$5.69	4.28	$2,647
Exercisable at June 30, 2024	5,055,598	$6.85	5.69	$2,041

The weighted average grant date fair value of awards for options granted during the six months ended June 30, 2024 was $3.34. As of June 30, 2024, there was $17,536 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.90 years. The aggregate intrinsic value of options vested and exercisable as of June 30, 2024 and 2023 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2024 and 2023 was $665 and $1,545, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	June 30, 2024	December 31, 2023
Expected dividend rate	—	—
Expected option term (years)	5.98	6.04
Expected volatility	78.04%	77.87%
Risk-free interest rate	4.40%	3.68%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Research and development	$2,455	$2,234	$3,914	$4,346
General and administrative	1,048	1,051	2,796	2,736
Total stock-based compensation	$3,503	$3,285	$6,710	$7,082

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Stock options	$2,268	2,193	4,359	$5,739
Restricted stock units	1,133	987	2,147	1,084
Restricted stock awards	45	44	90	137
Employee stock purchase plan	57	61	114	122
Total stock-based compensation	$3,503	$3,285	$6,710	$7,082

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2024:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2023	3,721,471	$2.69
Granted	572,657	4.78
Forfeited	(186,235)	3.68
Total Unvested June 30, 2024	4,107,893	$2.61

As of June 30, 2024, there was $6,315 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.61 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of June 30, 2024 and December 31, 2023:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2023	49,416	$7.27
Granted	—	—
Forfeited	—	—
Vested	(24,685)	7.27
Total Unvested June 30, 2024	24,731	$7.27

As of June 30, 2024, there was $311 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 0.73 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $350 was recorded as a deposit liability on the Company’s balance sheet as of June 30, 2024.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023 and 2024, the board waived the annual increase to the shares reserved under the ESPP. As of June 30, 2024, there were 954,522 shares available for issuance, under the ESPP.

Note 14—Related party transactions

License Agreements and Collaborative Agreements with Shareholder

The Company owns licenses and other contracts with FUJIFILM Cellular Dynamics, Inc. (“FCDI”). FCDI is a shareholder of the Company. The acquired licenses and other contracts with FCDI are as follows:

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

During the three and six months ended June 30, 2024, the Company made payments of $124 and $2,831 and incurred research and development expenses of $2,615 and $5,282, and legal fees of $38 and $73, in each case related to these agreements, and recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss, respectively.

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

Note 15 – Common Stock

At-The-Market

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC, or (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”) pursuant to its shelf registration statement on Form S-3 (File No. 333-265975) and subject to the limitations thereof. During the six months ended June 30, 2024, the Company sold 4,084,502 shares pursuant to the ATM Program for net proceeds of $17,829, after deducting commissions of $551.

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

The Private Placement closed on April 15, 2024. The Company received aggregate net proceeds from the Private Placement of approximately $56,593, after deducting placement agent fees and offering expenses. The Company intends to use the net proceeds from the private placement to support the expansion of CNTY-101 in autoimmune indications and for working capital and general corporate purposes.

Note 16 – Impairment of long-lived assets

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

Note 17—Reduction in force

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

During the six months ended June 30, 2023, the Company incurred $2,032 of cash-based expenses related to employee severances, benefits and related costs. Of these amounts, $292 related to general and administrative expense, while $1,740 related to R&D expense. In addition, the Company recorded non-cash stock-based compensation charge of $581 related to modification of equity awards for employees impacted by the restructuring during the year ended December 31, 2023. Of these amounts, $171 related to G&A expense, while $410 related to R&D expense. There were no remaining outstanding liabilities related to the reduction in force at June 30, 2024 and no related expenses incurred during the three and six months ended June 30, 2024

Note 18—Subsequent Events

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

Overview

We are an innovative biotechnology company harnessing the power of adult stem cells to develop curative cell therapy products for cancer and autoimmune diseases that we believe will allow us to overcome the limitations of first-generation cell therapies. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

•	Industry-leading induced pluripotent stem cells, (“iPSCs”) and differentiated know-how to generate immune effector cells from iPSCs, (“iPSC-derived cells”);

•	Clustered regularly interspaced short palindromic repeats, (“CRISPR”), mediated precision gene editing that allows us to incorporate multiple transgenes and remove target genes intended to optimize cell product performance;

•	Sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, (“CARs”);

•	Our proprietary Allo-EvasionTM technology intended to prevent rejection of our cell products by the host immune system; and

•	Cutting edge manufacturing capabilities intended to minimize product development and supply risk.

We are leveraging our expertise in cellular reprogramming, genetic engineering, and manufacturing to develop therapies with the potential to overcome many of the challenges inherent to cell therapy and provide a significant advantage over existing cell therapy technologies. We believe that these vertically integrated capabilities will allow us to further expand our existing pipeline and develop therapeutics from iPSC-derived natural killer cells, (“iNK cells”) and iPSC-derived T cells, (“iT cells”) that may provide enhanced clinical outcomes compared to available therapeutic options. We believe our commitment to developing off-the-shelf cell therapies will expand patient access and provide an unparalleled opportunity to advance the course of treatment. Our vision is to become a premier fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening cancers, as well as autoimmune diseases. To achieve our vision, we have assembled a world-class team with decades of collective experience in cell therapy and drug development, manufacturing, and commercialization.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, conducting our ELiPSE-1 clinical trial, initiating our CALiPSO-1 clinical trial, undertaking preclinical studies, in-licensing intellectual property, and acquiring and integrating Clade Therapeutics. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $715.0 million as of June 30, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations.

To date, we have funded our operations from the issuance and sale of our equity securities and the receipt of payments from Bristol-Myers Squibb, in connection with our collaborations as described below, and have not generated any revenues. Since our inception, through June 30, 2024, we have raised approximately $665 million in net proceeds from sales of our equity securities. As of June 30, 2024, we had cash and cash equivalents of $41.5 million and investments of $228.2 million.

In August 2022, the U.S. Food and Drug Administration (“FDA”) notified us that our ELiPSE-1 clinical trial may proceed to assess CNTY-101 in patients with relapsed or refractory CD19 positive B-cell malignancies. The phase 1 trial, ELiPSE-1, is ongoing in patients with relapsed or refractory CD19-positive B-cell malignancies. In December 2023, we announced preliminary clinical data from seven patients treated at the two lowest dose levels in the trial. In June 2024, we presented encouraging interim efficacy and safety data and recently completed dose escalation of schedule A (single dose per cycle) and schedule B (3 doses per cycle), and is currently enrolling patients in the dose confirmation portion.

In December 2023, we were notified by the FDA that the Phase 1 clinical trial may proceed to assess CNTY-101 in patients with moderate to severe systemic lupus erythematosus who have failed at least two standard immunosuppressive therapies. The Company recently initiated the Phase 1 CALiPSO-1 trial of CNTY-101 in Systemic Lupus Erythematosus (SLE). The first clinical trial site has been activated, with additional sites continuing to open across the United States. The Company expects initial clinical data from CALiPSO-1 by year-end 2024. Furthermore, Century recently amended the protocol to include a new indication-specific cohort of Lupus Nephritis (LN) patients. The Company intends to submit additional regulatory filings for CNTY-101 in autoimmune disease indications with limited current treatment options and high unmet need in the second half of 2024.

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

In the second quarter of 2024, we announced plans to expand clinical development for CNTY-101 into additional autoimmune disease indications. To support these increased research and development activities in autoimmune diseases, in April 2024 we completed a private placement offering of our common stock to certain institutional investors and received $60 million in gross proceeds before deducting placement agent fees and other offering related expenses. Concurrently, we announced pipeline and platform enhancements through the acquisition of Clade Therapeutics, Inc. (“Clade”), a privately-held biotechnology company focused on discovering and delivering engineerable, off-the-shelf, scalable, and consistent stem cell-based medicines, with a focus on iPSC-derived αβ T cells. The acquisition brings us novel technology enhancing our efforts on Allo-EvasionTM and a newly expanded pipeline incorporating three additional preclinical-stage programs from Clade’s αβ iT platform spanning across cancer and autoimmune diseases.

Based on our current business plans, we believe our cash, cash equivalents and investments as of the date of this quarterly report will be sufficient for us to fund our operating expenses and capital expenditures requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

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

We are also investing in building our capabilities in key areas of manufacturing sciences and operations, including development of our iPSC cell therapy platforms, product characterization, and process analytics from the time product candidates are in early research phases. Our investments also include scaled research solutions, scaled infrastructure, and novel technologies intended to improve efficiency, characterization, and scalability of manufacturing.

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs, including our pre-clinical and clinical development of CNTY-101, CNTY-102, CNTY-107, and CNTY-108, CLDE-308, CLDE-361, as well as CNTY-104 and CNTY-106 in collaboration with Bristol-Myers Squibb. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, investments, any future equity or debt financings, and upfront and milestone and royalties payments, if any, received under current and future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

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

During the three and six months ended June 30, 2024, we made payments of $0.1 million and $2.8 million and incurred research and development expenses of $2.6 million and $5.3 million and legal fees of $38 thousand and $73 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2023, we made payments of $55 thousand and $68 thousand and incurred research and development expenses of $0 and $33 thousand and legal fees of $37 thousand and $68 thousand.

From inception of the FCDI Collaboration Agreement through June 30, 2024, we incurred $41.7 million of expenses under the FCDI Collaboration Agreement.

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

Interest expense

Interest expense relates to interest incurred on the September 14, 2020 $10,000 Term Loan Agreement (the “Loan Agreement”) we entered into with Hercules Capital, Inc., as well as amortization of the related deferred financing cost. The loan was repaid in full in May 2023. See Note 7 to our consolidated financial statements for additional information.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

We have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. For the six months ended June 30, 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items. The tax provision recorded during the 2023 interim period primarily consisted of current federal and state tax expense resulting from revenue recognition for tax purposes from the Company's Research Collaboration and License Agreement entered into with Bristol-Myers Squibb Company in 2022, combined with statutory limitations on deductions for research and development expenses, net operating losses, and research credits.

Results of operations

Comparison of the three months ended June 30, 2024 and 2023.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023	Change

	(in thousands)
Collaboration revenue	$771	$99	$672
Operating expenses:
Research and development	27,220	22,727	4,493
General and administrative	8,306	8,229	77
Impairment of long-lived assets	—	4,220	(4,220)
Total operating expenses	35,526	35,176	350
Loss from operations	(34,755)	(35,077)	322
Other income (expense):
Interest expense	—	(136)	136
Interest income	3,582	3,058	524
Other income, net	(12)	(186)	174
Total other income (expense)	3,570	2,736	834
Loss before provision for income taxes	(31,185)	(32,341)	1,156
Provision for income taxes	(22)	(950)	928
Net loss	$(31,207)	$(33,291)	$2,084

Collaboration revenue

During the three months ended June 30, 2024 and 2023, we recognized revenue of $0.8 and $0.1 million under our collaboration agreement with Bristol-Myers Squibb, respectively. Revenue recognized under the collaboration agreement fluctuates based on the amount and timing of expenses incurred under the agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023	Change

	(in thousands)
Personnel and related costs	$10,939	$9,821	$1,118
Facility and other allocated costs	6,544	6,412	132
Research and laboratory	7,081	5,672	1,409
Collaboration	1,767	—	1,767
Consulting	517	422	95
Other	372	400	(28)
Total research and development expense	$27,220	$22,727	$4,493

Research and development expenses were $27.2 million and $22.7 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $4.5 million was primarily due to:

●	an increase in personnel-related expenses of $1.1 million, including an increase in salary and benefit expense of $0.9 million, and an increase in stock compensation expense of $0.2 million. This is primarily the result of the acquisition of Clade.
●	an increase of $1.4 million in research and laboratory due to progression of ELiPSE-1 trial and start-up costs of CALiPSO-1 trial.
●	An increase of $1.8 million in collaboration due to manufacturing our CNTY-101 product candidate performed under our collaboration with FCDI.

General and administrative expenses

General and administrative expenses were $8.3 million for the three months ended June 30, 2024 and $8.2 million for three months ended June 30, 2023. The increase is most notably due to legal fees incurred from the acquisition of Clade, partially offset by a gain recognized on contingent consideration liabilities.

Interest expense

Interest expense was $0.0 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $3.6 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, which related to interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Results of operations

Comparison of the six months ended June 30, 2024 and 2023.

The following table summarizes our results of operations for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	Change

	(in thousands)
Collaboration revenue	$1,625	$1,819	$(194)
Operating expenses:
Research and development	50,641	47,626	3,015
General and administrative	17,052	17,131	(79)
Impairment of long-lived assets	—	4,220	(4,220)
Total operating expenses	67,693	68,977	2,936
Loss from operations	(66,068)	(67,158)	1,090
Other income (expense):
Interest expense	—	(540)	540
Interest income	6,820	5,681	1,139
Other income, net	1	(380)	381
Total other income (expense)	6,821	4,761	2,060
Loss before provision for income taxes	(59,247)	(62,397)	3,150
Provision for income taxes	(22)	(2,158)	2,136
Net loss	$(59,269)	$(64,555)	$5,286

Collaboration revenue

During the six months ended June 30, 2024 and 2023, we recognized revenue of $1.6 and $1.8 million under our collaboration agreement with Bristol-Myers Squibb, respectively. Revenue recognized under the collaboration agreement fluctuates based on the amount and timing of expenses incurred under the agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	Change

	(in thousands)
Personnel and related costs	$20,701	$22,290	$(1,589)
Facility and other allocated costs	11,236	12,226	(990)
Research and laboratory	15,123	11,796	3,327
Collaboration	1,827	254	1,573
Consulting	912	660	252
Other	842	400	442
Total research and development expense	$50,641	$47,626	$3,015

Research and development expenses were $50.6 million and $47.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $3.0 million was primarily due to:

●	an increase of $3.3 million in research and laboratory due to progression of ELiPSE-1 trial and start-up costs of CALiPSO-1 trial.
●	a decrease in personnel-related expenses of $1.6 million, including a decrease in salary and benefit expense of $1.3 million, and a decrease in stock compensation expense of $0.3 million. This is a result of the expenses associated with the reduction in force that occurred in January of 2023.
●	a decrease of $1.0 million of facility and other allocated costs, which consists of a decrease in rent of $1.0 million, which is a result of consolidating leased facilities during the second half 2023, and a decrease of facility services of $0.5 million. This was offset by an increase in depreciation of $0.5 million.
●	An increase in collaboration of $1.6 million due to manufacturing our CNTY-101 product candidate performed under our collaboration with FCDI.

General and administrative expense

General and administrative expenses were $17.0 million for the six months ended June 30, 2024 and $17.1 million for six months ended June 30, 2023. The decrease is most notably due to gain recognized on contingent consideration liabilities partially offset by legal fees incurred from the acquisition of Clade.

Interest expense

Interest expense was $0.0 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $6.8 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively, which related to interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $666 million in net proceeds from the sales of our equity securities. As of June 30, 2024, we had cash, and cash equivalents of $41.5 million and investments of $228.2 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $715.0 million as of June 30, 2024.

In July 2022, we entered into a Sales Agreement, with Cowen and Company, LLC (“Cowen”), under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. In February of 2024, 4,084,502 shares of common stock were issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds.

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

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the effects of pandemics, inflationary pressures, disruptions of financial institutions, political unrest and hostilities, war or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities, which, in the case of equity securities, may occur at prices lower than the offering price of our common stock. If we sell equity or equity-linked securities, our current stockholders, may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended	Six months ended
	June 30, 2024	June 30, 2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(57,580)	$(48,469)
Investing activities	(22,323)	38,312
Financing activities	74,892	(9,669)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,011)	$(19,826)

Operating activities

Net cash used in operating activities was $57.6 million and $48.5 million for the six months ended June 30, 2024 and 2023, respectively. Net cash used in operating activities during the six months ended June 30, 2024 consisted primarily of our net loss of $59.3 million. The non-cash charges of $10.0 million consisted primarily of $6.7 million for depreciation expense, non-cash operating lease of $0.1 million, and non-cash stock-based compensation expense of $6.7 million. This was partially offset by amortization of marketable securities of $2.5 million and gain on contingent consideration liability of $0.8 million.

Net cash used in operating activities was $48.5 million for the six months ended June 30, 2023. Net cash used in operating activities during the six months ended June 30, 2023 consisted primarily of our net loss of $64.6 million. The non-cash charges of $16.0 million consisted primarily of $6.1 million for depreciation expense, non-cash stock-based compensation expense of $7.0 million, and impairment of $4.2 million.

Investing activities

Net cash (used in) provided by investing activities was ($22.3) million and $38.3 million for the six months ended June 30, 2024 and 2023, respectively. Cash (used in) investing activities for the six months ended June 30, 2024 consisted primarily of the sale of fixed maturity securities, available for sale of $77.0 million, which was partially offset by purchases of fixed maturity securities of $89.0 million, acquisition of property and equipment of $0.8 million, and the acquisition of Clade of $9.6 million.

Cash provided by investing activities was $38.3 million for the six months ended June 30, 2023 and consisted primarily of the sale of fixed maturity securities, available for sale of $189.6 million, which was partially offset by purchases of fixed maturity securities of $141.8 million and acquisition of property and equipment of $9.5 million.

Financing activities

Net cash provided by (used in) financing activities was $74.9 million and ($9.7) million for the six months ended June 30, 2024 and 2023, respectively. Cash provided by financing activities consisted of $17.8 million from proceeds from our at-the-market capital raise, $56.6 million from proceeds from our PIPE financing, and $0.5 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Net cash used in financing activities was $38.3 million for the six months ended June 30, 2023. Cash provided by financing activities consisted of $10.2 million for payments on long term debt and offset by $0.6 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2024:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$10,077	$20,268	$20,958	$43,210	$94,513

Payment obligations under our license, collaboration, and acquisition and merger agreements as of June 30, 2024 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of June 30, 2024, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 9 “Commitments and contingencies” for additional information.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2024, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $44.3 million as of June 30, 2024, which consisted of bank deposits and money market funds. We also had investments of $228.2 million as of June 30, 2024. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2024, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Other than what is set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-1 Trading Plans

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number

2.1 ∧†	Agreement and Plan of Merger, dated April 11, 2024, by and among the Company and the other parties thereto
10.1	Securities Purchase Agreement, dated April 11, 2024, by and among the Company and the other parties thereto
10.2	Registration Rights Agreement, dated April 11, 2024, by and among the Company and the other parties thereto
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

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

∧	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.
†

Certain portions of this Exhibit have been redacted pursuant to item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Douglas Carr
Douglas Carr
Senior Vice President, Finance & Operations
(Principal Financial and Accounting Officer)