Form 10-Q
period 2024-09-30
Century Therapeutics, Inc.
filed 2024-11-05
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024 the registrant had 85,029,042 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the preclinical and early clinical nature of our business and our ability to successfully advance our current and future product candidates through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	our dependence on the success of our lead product candidate, CNTY-101;
●	the novelty of our approach to immuno-oncology and autoimmune treatment of cancer, utilizing iPSC-derived natural killer cells (“iNK cells”) and iPSC-derived T cells (“iT cells”) and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc. (“FCDI”) for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies, and clinical trials;
●	the timing of future investigational new drug (“IND”) applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;
●	our reliance on the maintenance of our collaborative relationship with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) in connection with the furtherance of our collaboration programs;
●	our ability to achieve the anticipated benefits of our acquisition of Clade Therapeutics, Inc. (“Clade”);
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability geopolitical tensions or the outbreak of hostilities or war;
●	the extent to which pandemics, or any other global health crises may impact our business, including development activities, preclinical studies, clinical trials, supply chain and labor force; and
●	developments relating to our competitors and our industry;

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and the section titled “Risk Factors” set forth in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We intend the forward-looking statements contained in this Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$52,593	$47,324
Short-term investments	145,519	125,414
Prepaid expenses and other current assets	7,897	4,256
Total current assets	206,009	176,994

Property and equipment, net	65,284	71,705
Operating lease right-of-use assets	28,828	20,376
Restricted cash	2,839	1,979
Long-term investments	46,565	89,096
Goodwill	4,727	—
Intangible assets	33,800	—
Security deposits and non-current assets	565	541
Total assets	$388,617	$360,691

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$2,598	$2,741
Accrued expenses and other liabilities	13,444	10,149
Deposit liability	209	584
Deferred revenue, current	3,569	4,372
Total current liabilities	19,820	17,846

Operating lease liability, long term	50,837	46,658
Security deposit, non-current	20	—
Deposit liability, non-current	—	56
Deferred revenue, non-current	109,768	111,381
Contingent consideration liability	8,983	—
Deferred tax liability	3,503	—

Total liabilities	192,931	175,941

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 84,761,949 and 60,335,701 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9	6
Additional paid-in capital	941,185	840,407
Accumulated deficit	(746,266)	(655,771)
Accumulated other comprehensive Income	758	108
Total stockholders’ equity	195,686	184,750
Total liabilities and stockholders’ equity	$388,617	$360,691

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Collaboration revenue	$791	$148	$2,416	$1,967

Operating expenses
Research and development	27,228	22,788	77,869	70,414
General and administrative	8,352	8,986	25,400	26,117
In-process research and development	-	4,000	-	4,000
Impairment of long-lived assets	-	—	-	4,220
Total operating expenses	35,580	35,774	103,269	104,751

Loss from operations	(34,789)	(35,626)	(100,853)	(102,784)

Interest expense	—	—	-	(540)
Interest income	3,305	3,486	10,126	9,167
Other income (expense)	250	12	248	(368)
Total other income	3,555	3,498	10,374	8,259
Loss before provision for income taxes	(31,234)	(32,128)	(90,479)	(94,525)
Benefit (provision) for income taxes	8	(592)	(14)	(2,750)
Net loss	$(31,226)	$(32,720)	$(90,493)	$(97,275)

Net loss per common share Basic and Diluted	(0.37)	(0.55)	(1.18)	(1.65)
Weighted average common shares outstanding Basic and Diluted	84,704,352	59,448,229	76,394,266	59,087,374
Other comprehensive loss
Net loss	$(31,226)	$(32,720)	$(90,493)	$(97,275)
Unrealized gain (loss) on investments	1,075	(95)	622	1,157
Foreign currency translation (loss) gain	(8)	(2)	28	(1)
Comprehensive loss	$(30,159)	$(32,817)	$(89,843)	$(96,119)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	$108	$184,750
Issuance of common stock upon the exercise of stock options and 2021 ESPP	220,647	—	366	—	—	366
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	34,900	—	142	—	—	142
Vesting of restricted stock units	109,108	—	—	—	—	—
Issuance of common stock upon the exercise of ATM, net of underwriting discounts and commissions and other issuance costs	4,084,502	—	17,829	—	—	17,829
Unrealized loss on investments	—	—	—	—	(351)	(351)
Foreign currency translation	—	—	—	—	2	2
Stock based compensation	—	—	3,207	—	—	3,207
Net loss	—	—	—	(28,062)	—	(28,062)
Balance, March 31, 2024	64,809,592	$6	$861,951	$(683,833)	$(241)	$177,883
Issuance of common stock upon the exercise of stock options and 2021 ESPP	100,305	—	103	—	—	103
Vesting of early exercise stock options	27,169	—	141	—	—	141
Issuance of common stock in connection with the transaction	3,741,646	—	15,154	—	—	15,154
Issuance of common stock upon the exercise of PIPE, net of underwriting discounts and commissions and other issuance costs	15,873,011	2	56,593	—	—	56,595
Unrealized loss on investments	—	—	—	—	(102)	(102)
Foreign currency translation	—	—	—	—	34	34
Stock based compensation	—	—	3,503	—	—	3,503
Net loss	—	—	—	(31,207)	—	(31,207)
Balance, June 30, 2024	84,551,723	8	937,445	(715,040)	(309)	222,104
Issuance of common stock upon the exercise of stock options and 2021 ESPP	159,428	1	281	—	—	282
Vesting of restricted stock	—	—	—	—	—	—
Vesting of early exercise stock options	27,169	—	141	—	—	141
Vesting of restricted stock units	23,629	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	1,075	1,075
Foreign currency translation	—	—	—	—	(8)	(8)
Stock based compensation	—	—	3,318	—	—	3,318
Net loss	—	—	—	(31,226)	—	(31,226)
Balance, September 30, 2024	84,761,949	$9	$941,185	$(746,266)	$758	$195,686

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	58,473,660	$6	$824,292	$(519,098)	$(2,462)	$302,738
Issuance of common stock upon the exercise of stock options	452,102	—	448	—	—	448
Vesting of restricted stock	95,877	—	—	—	—	—
Vesting of early exercise stock options	85,145	—	269	—	—	269
Unrealized gain on investments	—	—	—	—	1,196	1,196
Foreign currency translation	—	—	—	—	(9)	(9)
Stock based compensation	—	—	3,797	—	—	3,797
Net loss	—	—	—	(31,264)	—	(31,264)
Balance, March 31, 2023	59,106,784	$6	$828,806	$(550,362)	$(1,275)	$277,175
Issuance of common stock upon the exercise of stock options	118,567	—	125	—	—	125
Vesting of early exercise stock options	83,645	—	209	—	—	209
Unrealized gain on investments	—	—	—	—	59	59
Foreign currency translation	—	—	—	—	9	9
Stock based compensation	—	—	3,285	—	—	3,285
Net loss	—	—	—	(33,291)	—	(33,291)
Balance, June 30, 2023	59,308,996	$6	$832,425	$(583,653)	$(1,207)	$247,571
Issuance of common stock upon the exercise of stock options	131,074	—	299	—	—	299
Vesting of early exercise stock options	74,512	—	199	—	—	199
Unrealized gain on investments	—	—	—	—	(95)	(95)
Foreign currency translation	—	—	—	—	(2)	(2)
Stock based compensation	—	—	3,978	—	—	3,978
Net loss	—	—	—	(32,720)	—	(32,720)
Balance, September 30, 2023	59,514,582	$6	$836,901	$(616,373)	$(1,304)	$219,230

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities
Net loss	$(90,493)	$(97,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,986	9,492
Amortization of deferred financing cost	—	94
Non-cash operating lease expense (benefit)	(394)	(2,000)
Stock based compensation	10,028	11,060
Impairment	—	4,220
Amortization/accretion of investments	(3,779)	—
Change in fair value of contingent liabilities	(1,111)	—
Decrease in lease liability due to lease termination	959
Change in operating assets and liabilities:
Escrow deposit	—	220
Prepaid expenses and other assets	(2,863)	408
Operating lease liability	(2,599)	11,447
Deferred revenue	(2,416)	(1,967)
Accounts payable	(1,946)	526
Accrued expenses and other liabilities	(1,304)	1,657
Non-current security deposit	20	—
Net cash used in operating activities	(85,912)	(62,118)

Cash flows from investing activities
Acquisition of property and equipment	21	(12,756)
Acquisition of fixed maturity securities, available for sale	(102,145)	(199,342)
Sale of fixed maturity securities, available for sale	128,608	254,627
Acquisition of Clade Therapeutics, Inc., net of cash acquired	(9,608)	—
Net cash provided by investing activities	16,876	42,529

Cash flows from financing activities

Proceeds from issuance of common stock and ESPP	743	872
Payments on long term debt	—	(10,241)
Proceeds from ATM, net of issuance costs	17,829	—
Proceeds from PIPE, net of issuance costs	56,593	—
Net cash provided by (used in) financing activities	75,165	(9,369)

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,129	(28,958)

Cash, cash equivalents and restricted cash, beginning of period	49,303	86,244

Cash, cash equivalents and restricted cash, end of period	$55,432	$57,286

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$—	$586
Cash paid for income tax	$13	$911

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in connection with the Acquisition	$15,154	$—
Purchase of property and equipment, accrued and unpaid	$—	54
Landlord paid leasehold improvements	$934	$—

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three and nine months ended September 30, 2024, the Company incurred a net loss of $31,226 and $90,493, respectively. During the nine months ended September 30, 2024, the Company used $85,912 of cash in operations. Cash and cash equivalents and investments were $244,677 at September 30, 2024. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2024, and the consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2024 or for any other subsequent interim period. The consolidated balance sheet at December 31, 2023 has been derived from the Company’s audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of September 30, 2024 and December 31, 2023, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of September 30, 2024 and December 31, 2023, the Company had $2,839 and $1,979, respectively in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$52,593	$47,324
Restricted cash	2,839	1,979
Cash, cash equivalents, and restricted cash	$55,432	$49,303

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

Stock-based compensation

Employees, consultants, and members of the Board of Directors of the Company have received stock options and restricted stock of the Company. The Company recognizes the cost of the stock-based compensation incurred as its employees and board members vest in the awards. The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black Scholes”) to determine the fair value of options granted. The Company’s stock-based awards are subject to service-based vesting conditions and performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.

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

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the three and nine months ended September 30, 2024 and 2023.

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

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration consist of our future obligation owed to shareholders of Clade and Gadeta and includes contingent milestone payments, earn out considerations, and indemnification obligations. Acquisition-related contingent consideration was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement. The fair value of the acquisition-related contingent considerations are remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss with general and administrative expense.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount (a “triggering event”). Triggering events may include a sustained period where the Company’s carrying value is in excess of its market capitalization or adverse changes in business climate. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350, Intangibles – Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company determines the fair value of its reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference. For the three and nine months ended September 30, 2024 there were no impairment charges.

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If they carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the three and nine months ended September 30, 2024, there were no impairment charges. For further discussion of identified intangible assets, see “Note 3 – Business Combination”.

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

Note 3 – Business combination

On April 11, 2024, the Company acquired 100% of Clade, a privately held biotechnology company focused on discovering and delivering engineerable, off-the-shelf, scalable, and consistent stem cell-based medicines, with a focus on iPSC-derived αβ T cells. The acquisition brings us novel technology enhancing our efforts on Allo-EvasionTM and a newly expanded pipeline incorporating three additional preclinical-stage programs from Clade’s αβ iT platform spanning across cancer and autoimmune diseases. The results of Clade’s operations have been included in the consolidated financial statements since that date. A total of 3,741,646 common shares were issued to the Clade shareholders on the date of close, which were valued based on the closing price of common stock on that date.

Contingent consideration was estimated at fair value on the date of the close and consists of both additional stock consideration (“Holdback Shares”) as well as a contingent milestone payment of $10,000 (“Clade Milestone”). The Holdback Shares total up to 793,687 shares of common stock consideration which will be issued and delivered to the sellers on the eighteen-month anniversary of the Closing Date, subject to potential reduction based on indemnification claims favoring the Company, if any. This contingent consideration was recorded at fair value as of the closing date, based on the closing stock price on that date, adjusted for a discount for lack of marketability, and totaled $2,600. Contingent consideration also includes the Clade Milestone, which consists of one potential clinical development milestone payment of $10,000, which may be paid in cash, shares, or a combination thereof, upon the achievement of the milestone. The fair value of this contingent consideration was estimated based on the probability of milestone achievement, and an estimated discount rate, and totaled $7,100.

The Company recognized $895 of acquisition-related costs during the nine months ended September 30, 2024, which were expensed as incurred in the consolidated statement of operations.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Consideration transferred:
Cash consideration	$14,854
Fair value of common stock (3,741,646 at closing price of $4.05)	15,154
Contingent consideration	9,722
Total consideration transferred	$39,730

Assets acquired:
Cash and restricted cash	$5,246
Prepaid expenses and other assets	400
Property and equipment	2,652
Right-of-use operating lease	8,065
In-process research and development ("IPR&D")	33,800
Goodwill	4,727
Total assets acquired	$54,890

Liabilities assumed:
Accounts payable	$868
Accrued expenses and other current liabilities	2,352
Lease liabilities - operating lease	8,065
Contingent consideration	372
Deferred tax liability	3,503
Total liabilities assumed	$15,160

Net assets acquired	$39,730

The amounts above represent the Company's provisional fair value estimates related to the acquisition as of April 11, 2024 and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include the valuation of the identifiable intangible assets and income taxes. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The identifiable intangible assets consist of IPR&D which were assigned fair values of $33,800. The fair value of the IPR&D was estimated using the multi-period excess earnings method, which the Company estimates future cash flows attributable to the technology and applies a probability of success and a discount rate of 16.4%.

These nonrecurring fair value measurements are Level 3 measurements within the fair value hierarchy.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was attributable to the expected synergies and value of the assembled workforce as well as the collective experience of the management team with regards to its operations. The goodwill is not expected to be tax deductible.

Results for nine months ended September 30, 2024, included a net loss of $3,652 from Clade. The following table presents unaudited supplemental pro forma financial information as if the Clade acquisition had occurred on January 1, 2023.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$791	148	2,416	1,967
Net loss	(31,226)	(42,911)	(101,039)	(127,584)

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

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$48,005	—	—	$48,005
U.S. Treasury	—	35,795	—	35,795
Corporate bonds	—	156,289	—	156,289
Total	$48,005	$192,084	$—	$240,089
Liabilities:
Contingent consideration	—	—	8,983	8,983
Total	$—	$—	$8,983	$8,983

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2023, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,263	—	—	$42,263
U.S. Treasury	—	26,114	—	26,114
Corporate bonds	—	188,396	—	188,396
Total	$42,263	$214,510	$—	$256,773

There were no transfers between levels during the period ended September 30, 2024. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of September 30, 2024:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$35,612	$183	$—	$35,795
Corporate bonds	155,627	673	(11)	156,289
Total	$191,239	$856	$(11)	$192,084

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2023:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$26,070	$44	$—	$26,114
Corporate bonds	188,219	399	(222)	188,396
Total	$214,289	$443	$(222)	$214,510

The following table provides the maturities of our fixed maturity available-for-sale securities:

	September 30, 2024	December 31, 2023
Less than one year	$145,519	$125,414
One to five years	46,565	89,096
	$192,084	$214,510

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At September 30, 2024 and December 31, 2023, the Company had 12 and 25 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of September 30, 2024 and December 31, 2023, accrued interest receivable on available-for-sale investment debt securities totaling $1,349 and $1,570, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent consideration liability (See Note 9 – Commitments and contingencies):

	Gadeta	Holdback Shares	Milestone	Total
Balance as of April 11, 2024	$372	2,588	7,134	10,094
Changes in fair value	6	(1,509)	392	(1,111)
Balance as of September 30, 2024	$378	1,079	7,526	8,983

The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of the April 11, 2024 acquisition date and September 30, 2024:

	April 11, 2024	September 30, 2024
Gadeta Earnout:
Probability adjusted value of payment	$1,060	1,060
Discount rate	12.6%	12.6%
Discount period (years)	8.8	8.3

Holdback Shares
Closing stock price on valuation date	$4.05	1.71
Discount for lack of marketability	$(0.79)	(0.35)

Clade Milestone:
Probability adjusted value of payments	$9,000	9,000
Discount rate	10.6%	10.2%
Discount period (years)	2.3	1.8

Note 5—Property and equipment, net

The following is a summary of property and equipment, net:

	September 30, 2024	December 31, 2023
Lab equipment	$32,379	$29,597
Leasehold improvements	61,516	60,862
Construction in progress	—	124
Computer software and equipment	2,919	2,899
Furniture and fixtures	1,210	1,061
Total	98,024	94,543
Less: Accumulated depreciation	(32,740)	(22,838)
Property and equipment, net	$65,284	$71,705

Depreciation expense was $3,297 and $3,350 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $4,002 in impairment on property and equipment, net during the nine months ended September 30, 2023. See Note 16, “Impairment of long-lived assets”.

Depreciation expense was $9,986 and $9,492 for the nine months ended September 30, 2024 and 2023, respectively.

Note 6—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	September 30, 2024	December 31, 2023
Payroll and bonuses	$6,218	$6,496
Accrued clinical trial related costs	1,322	470
Professional and legal fees	2,061	1,642
Operating lease liability, current	3,759	1,513
Other	84	28
Total accrued expenses and other liabilities	$13,444	$10,149

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

Interest expense attributable to the Loan Agreement is as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Interest expense	$—	$540
Amortization of debt issuance costs, including end of term fee accretion	—	—
	$—	$540

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

Pursuant to the Collaboration Agreement, the Company and Bristol-Myers Squibb will initially collaborate on two Collaboration Programs focused on acute myeloid leukemia (“AML”) and multiple myeloma (“MM”), and Bristol-Myers Squibb has the option to add up to two additional Collaboration Programs for an additional fee. The Company is responsible for generating Development Candidates for each Collaboration Program, and Bristol-Myers Squibb has the option to elect to exclusively license the Development Candidates for pre-clinical development, clinical development, and commercialization on a worldwide basis (“License Option”). Following Bristol-Myers Squibb’s exercise of the License Option, the Company will be responsible for performing IND-enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND, and manufacturing of clinical supplies until completion of a proof-of-concept clinical trial. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof-of-concept clinical trial) and commercialization activities for such Development Candidates worldwide. The Company has the option to co-promote Development Candidates generated from certain specified Collaboration Programs.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100,000 and will pay an exercise fee upon the exercise of the License Option (“Licensed Program” and product candidates developed under a Licensed Program, “Licensed Products”). For each Licensed Program, Bristol-Myers Squibb will pay up to $235,000 in milestone payments upon the first achievement of certain development and regulatory milestones and will pay up to $500,000 per Licensed Product in net sales-based milestone payments. Bristol-Myers Squibb will also pay the Company tiered royalties per Licensed Product as a percentage of net sales in the high-single digits to low-teens, subject to reduction for biosimilar competition, compulsory licensing, and certain third-party license costs. If the Company exercises its co-promote option, such royalty percentage will be increased to low-teens to high-teens in respect of the sales of the co-promoted Licensed Products in the United States. The royalty term shall terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) the 12-year anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration of any regulatory exclusivity period that covers such Licensed Product in such country, and (iii) the expiration of the last-to-expire licensed patent of the Company or a jointly owned patent that covers such the Licensed Product in such country. After expiration of the applicable royalty term for a Licensed Product in a country, all licenses granted by the Company to Bristol-Myers Squibb for such Licensed Product in such country will be fully paid-up, royalty-free, perpetual, and irrevocable.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2024:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,164	$-	$109,164
Research and development services	14,023	(9,850)	4,173
Total	123,187	(9,850)	113,337
Less current portion of deferred revenue	-	-	(3,569)
Total long-term deferred revenue	$123,187	$(9,850)	$109,768

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

The Company had $0 within accounts payable as of September 30, 2024 and $106 as of December 31, 2023, in its consolidated balance sheets related to the Master Service Agreement.

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

Clade Therapeutics

In connection with the acquisition of Clade Therapeutics (Note – 3), the Company is subject to a contingent milestone payment to the shareholders of Clade. The milestone payment is $10,000 and is payable in cash, shares of Century, or a combination thereof, at the discretion of Century.

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

Note 10—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $410 and $1,260 within security deposits and non-current assets in its consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease expense:
Fixed lease cost	$1,647	$1,443	$5,037	$4,458
Variable lease cost	673	474	1,910	995
Short term lease expense	—	5	—	901
Total operating lease expense	$2,320	$1,922	$6,947	$6,354

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		September 30,	December 31,
	Location in Balance Sheet	2024	2023

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$28,828	$20,376
Operating lease liability, current	Accrued expenses and other liabilities	$3,759	$1,513
Operating lease liability, long-term	Operating lease liability, long-term	50,837	46,658
Total operating lease liability		$54,596	$48,171

The following table reflects supplement lease term and discount rate information related to leases:

	As of September 30, 2024	As of December 31, 2023
Weighted-average remaining lease terms - operating leases	7.7 Years	7.6 years
Weighted-average discount rate - operating leases	10.4%	9.9%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Operating cash flows from operating leases	$(2,599)	$(31)
Right-of-use assets obtained in exchange for lease obligations:	$—	$—

The following table reflects future minimum lease payments under noncancelable leases as of September 30, 2024:

Operating Leases
2024	$2,397
2025	9,766
2026	9,327
2027	9,573
2028	9,826
Thereafter	46,114
Total lease payments	87,003
Less: Imputed interest	(28,263)
Less: Tenant incentive receivable	(4,144)
Total	$54,596

Note 11—Income taxes

During the three and nine months ended September 30, 2024, the Company recorded an immaterial tax benefit (provision), related to its income tax obligations of its Canadian operations.

During the three and nine months ended September 30, 2023, the Company recorded tax expense of $592 and $2,750, respectively, due primarily to revenue recognition for tax purposes from the Company’s Research Collaboration and License Agreement entered into with Bristol-Myers Squibb Company in 2022, combined with statutory limitations on deductions for research and development expenses, net operating losses, and research credits.

Note 12—Basic and diluted net loss per common share

The Company’s potentially dilutive securities, which include RSUs (“Restricted Stock Units”), restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the nine months ended September 30, 2024 and 2023 because including them would have had an anti-dilutive effect.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Stock options to purchase common stock	5,357,942	8,290,588
Early exercised stock options subject to future vesting	30,042	227,499
Restricted stock awards subject to future vesting	24,685	49,465
Unvested restricted stock units	4,113,289	2,263,195
Warrants	32,009	32,009
Total	9,557,967	10,862,756

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2023, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,954,788 shares, effective as of January 1, 2023. For 2024, the 2021 Incentive Plan reserved shares were increased under clause (i) by 3,025,220 shares, effective as of January 1, 2024. As of September 30, 2024, there were 4,059,523 shares available for issuance under the 2021 Incentive Plan.

The Company’s stock-based awards are subject to service-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock awards granted typically vest over a four-year period but may be granted with different vesting terms. The Company may also issue awards with performance-based vesting conditions. For performance-based awards, the Company would reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when the achievement of the performance condition is probable. During the quarter ended June 30, 2023, the Company issued performance-based RSUs that represent a contingent right to receive one share of the Company’s common stock. The RSUs shall vest 50% on November 1, 2023, with the remaining 50% vesting upon the earlier of: (i) November 1, 2024; and (ii) satisfaction of certain performance criteria. The Company is currently recording expense for these RSUs on the straight-line basis.

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of September 30, 2024, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	9,471,231
Shares available for future stock option and RSU grants	4,059,523
Shares available for employee stock purchase plan	845,312
Total	14,376,066

The shares of Common Stock available under the 2021 Incentive Plan as of September 30, 2024 are as follows:

Shares
Balance December 31, 2023	3,128,244
Shares reserved for issuance	3,025,220
Options granted	(2,215,363)
RSU’s granted	(659,020)
Options and RSUs forfeited / cancelled	780,442
Balance September 30, 2024	4,059,523

Stock Options

The following table summarizes stock option activity for the nine-month period ended September 30, 2024:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2024	3,938,006	$7.11	5.66	$2,923
Granted	2,215,363	4.36	—	—
Exercised	(282,187)	1.27	—	—
Forfeited	(509,795)	6.50	—	—
Cancelled	(3,445)	4.99	—	—
Outstanding, September 30, 2024	5,357,942	$5.65	4.32	$739
Exercisable at September 30, 2024	5,345,193	$7.03	5.65	$680

The weighted average grant date fair value of awards for options granted during the nine months ended September 30, 2024 was $3.07. As of September 30, 2024, there was $15,495 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.65 years. The aggregate intrinsic value of options vested and exercisable as of September 30, 2024 and 2023 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2024 and 2023 was $917 and $1,862, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	September 30, 2024	December 31, 2023
Expected dividend rate	—	—
Expected option term (years)	6.00	6.04
Expected volatility	78.33%	77.87%
Risk-free interest rate	4.29%	3.68%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Research and development	$2,130	$2,220	$6,044	$6,504
General and administrative	1,188	1,758	3,984	4,556
Total stock-based compensation	$3,318	$3,978	$10,028	$11,060

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Stock options	$2,151	2,243	6,510	$7,919
Restricted stock units	1,072	1,629	3,219	2,774
Restricted stock awards	45	45	135	183
Employee stock purchase plan	50	61	164	184
Total stock-based compensation	$3,318	$3,978	$10,028	$11,060

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2024:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2023	3,721,471	$2.69
Granted	659,020	4.39
Forfeited	(267,202)	3.74
Total Unvested September 30, 2024	4,113,289	$2.93

As of September 30, 2024, there was $5,085 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.54 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of September 30, 2024 and December 31, 2023:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2023	49,416	$7.27
Granted	—	—
Forfeited	—	—
Vested	(24,731)	7.27
Total Unvested September 30, 2024	24,685	$7.27

As of September 30, 2024, there was $311 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 0.47 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $209 and $906 was recorded as a deposit liability on the Company’s balance sheet as of September 30, 2024 and September 30, 2023, respectively.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023 and 2024, the board waived the annual increase to the shares reserved under the ESPP. As of September 30, 2024, there were 845,312 shares available for issuance, under the ESPP.

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

In March 2021, the Company entered into a Manufacturing Agreement with FCDI (“Manufacturing Agreement”), pursuant to which FCDI will provide certain agreed upon technology transfer, process development, analytical testing and cGMP manufacturing services to the Company.

The Company expects that FCDI will continue to manufacture CNTY-101 for the ELiPSE clinical Trial, and the Company will manufacture CNTY-101 for the CALiPSO clinical Trial.

In January 2022, the Company and FCDI entered into a letter agreement (the “Letter Agreement”), which amended the Reprogramming License Agreement, Differentiation License Agreement and Manufacturing Agreement (the “FCDI Agreements”) pursuant to the Company’s Research Collaboration and License Agreement with Bristol-Myers Squibb. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, the Company paid to FCDI an upfront payment of $10,000 and will pay FCDI (i) a percentage of any milestone payments received by the Company under the FCDI Collaboration Agreement in respect of achievement of development or regulatory milestones specific to Japan, and (ii) a percentage of all royalties received by the Company under the FCDI Collaboration Agreement in respect of sales of products in Japan.

In September 2023 the Company and FCDI entered into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to the Company for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases (the “Autoimmune License”). In addition, the Company and FCDI entered into an amendment to each of the Reprogramming License and the Differentiation License to expand the licenses related to the development and commercialization of iPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases. Under the terms of these agreements, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with such agreements.

During the three and nine months ended September 30, 2024, the Company made payments of $3,727 and $6,558 and incurred research and development expenses of $981 and $5,152, and recorded within research and development expenses in its consolidated statements of operations and comprehensive loss, respectively.

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

Note 15 – Common Stock

At-The-Market

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC, or (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”) pursuant to its shelf registration statement on Form S-3 (File No. 333-265975) and subject to the limitations thereof. During the nine months ended September 30, 2024, the Company sold 4,084,502 shares pursuant to the ATM Program for net proceeds of $17,829, after deducting commissions of $551.

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

Note 17—Reduction in force

In January 2023, the Company's Board of Directors approved, and management implemented, a new portfolio prioritization and capital allocation strategy. The resulting changes included pausing investments in CNTY-103 for glioblastoma as well as a discovery program in hematologic malignancies. The Company has shifted focus to CNTY-101 and will accelerate key programs, including one follow-on candidate for lymphoma, CNTY-102, CNTY-107 for Nectin-4+ solid tumors, and CNTY-101 in moderate to severe Systemic Lupus Eythematosus (“SLE”), lupus nephritis (“LN”), diffuse cutaneous systemic sclerosis (“dcSSc”), and idiopathic inflammatory myopathy (“IMM”). In addition, the Company continues its partnered programs with Bristol Myers Squibb. The restructuring plan resulted in a reduction in the Company's workforce of approximately 25%. In connection with the restructuring plan, lab operations in Seattle and Hamilton, Ontario were closed and research activities were consolidated in Philadelphia.

During the nine months ended September 30, 2023, the Company incurred $2,032 of cash-based expenses related to employee severances, benefits and related costs. Of these amounts, $292 related to general and administrative expense, while $1,740 related to R&D expense. In addition, the Company recorded non-cash stock-based compensation charge of $581 related to modification of equity awards for employees impacted by the restructuring during the year ended December 31, 2023. Of these amounts, $171 related to G&A expense, while $410 related to R&D expense. There were no remaining outstanding liabilities related to the reduction in force at September 30, 2024 and no related expenses incurred during the three and nine months ended September 30, 2024.

Note 18—Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” in our Annual Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are an innovative biotechnology company harnessing the power of adult stem cells to develop curative cell therapy products for cancer and autoimmune diseases that we believe will allow us to overcome the limitations of first-generation cell therapies. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

•	Industry-leading induced pluripotent stem cells (“iPSCs”) and differentiated know-how to generate immune effector cells from iPSCs (“iPSC-derived cells”);

•	Clustered regularly interspaced short palindromic repeats (“CRISPR”) mediated precision gene editing that allows us to incorporate multiple transgenes and remove target genes intended to optimize cell product performance;

•	Sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors (“CARs”);

•	Our proprietary Allo-EvasionTM technology intended to prevent rejection of our cell products by the host immune system; and

•	Cutting edge manufacturing capabilities intended to minimize product development and supply risk.

We are leveraging our expertise in cellular reprogramming, genetic engineering, and manufacturing to develop therapies with the potential to overcome many of the challenges inherent to cell therapy and provide a significant advantage over existing cell therapy technologies. We believe that these vertically integrated capabilities will allow us to further expand our existing pipeline and develop therapeutics from iPSC-derived natural killer cells (“iNK cells”) and iPSC-derived T cells (“iT cells”) that may provide enhanced clinical outcomes compared to available therapeutic options. We believe our commitment to developing off-the-shelf cell therapies will expand patient access and provide an unparalleled opportunity to advance the course of treatment. Our vision is to become a premier fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening cancers, as well as autoimmune diseases. To achieve our vision, we have assembled a world-class team with decades of collective experience in cell therapy and drug development, manufacturing, and commercialization.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, conducting our ELiPSE-1 clinical trial, initiating our CALiPSO-1 clinical trial, undertaking preclinical studies, in-licensing intellectual property, and acquiring and integrating Clade Therapeutics. All of our programs are currently in the development stage, and we do not have any products approved for sale. Since our inception, we have incurred net losses each year. We had an accumulated deficit of $746.3 million as of September 30, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, the acquisition of in-process research and development and from general and administrative costs associated with our operations.

To date, we have funded our operations from the issuance and sale of our equity securities and the receipt of payments from Bristol-Myers Squibb, in connection with our collaborations as described below, and have not generated any revenues. Since our inception, through September 30, 2024, we have raised approximately $666 million in net proceeds from sales of our equity securities. As of September 30, 2024, we had cash and cash equivalents of $52.6 million and investments of $192.1 million.

In August 2022, the U.S. Food and Drug Administration (“FDA”) notified us that our ELiPSE-1 clinical trial may proceed to assess CNTY-101 in patients with relapsed or refractory CD19 positive B-cell malignancies. The Phase 1 trial, ELiPSE-1, is ongoing in patients with relapsed or refractory CD19-positive B-cell malignancies.   In December 2023, we announced preliminary clinical data from seven participants treated at the two lowest dose levels in the trial. In June 2024, we presented encouraging interim efficacy and safety data for 12 safety evaluable and 10 efficacy evaluable participants.  We have evaluated dose escalation of CNTY-101 at schedule A (single dose per cycle) up to Dose Level 4 (3 billion cells) and schedule B (3 doses per cycle) up to Dose Level 3 (1 billion cells). As of the data snapshot October 15, 2024, eight additional participants have been treated with CNTY-101 for a total of 20 participants evaluable for safety and 19 for preliminary efficacy.

In December 2023, we were notified by the FDA that the Phase 1 CALiPSO-1 clinical trial may proceed to assess CNTY-101 in participants with moderate to severe systemic lupus erythematosus (SLE) who have failed at least two standard immunosuppressive therapies. We amended the clinical protocol in June 2024 to include a new indication-specific cohort of Lupus Nephritis (LN) patients. To further expand evaluation of CNTY-101 in autoimmune diseases, in September 2024, we amended the protocol to include two additional new indication-specific cohorts of diffuse cutaneous Systemic Sclerosis (dcSSc) and idiopathic inflammatory myositis (IIM) patients. We have activated multiple clinical sites in the United States, and expect to activate additional sites in the coming months, with ability to enroll patients across indications. To further facilitate enrollment, we plan to expand trial sites to select European countries.

In January 2023, we announced a strategic internal portfolio prioritization (the “January 2023 Strategic Reprioritization”) through which, among other discovery efforts, CNTY-103, a CAR-iNK product targeting CD133 and a discovery program for hematological malignancies, were de-prioritized, allowing us to further prioritize our CNTY-102 and CNTY-107 product candidates, which we believe have a higher probability of technical success and greater market potential. As a result of the operational restructuring, lab operations in Seattle, Washington and Hamilton, Ontario, were closed and research activities have been consolidated in Philadelphia, Pennsylvania.

In the second quarter of 2024, we announced plans to expand clinical development for CNTY-101 into additional autoimmune disease indications. To support these increased research and development activities in autoimmune diseases, in April 2024 we completed a private placement offering of our common stock to certain institutional investors and received $60 million in gross proceeds before deducting placement agent fees and other offering related expenses. Concurrently, we announced pipeline and platform enhancements through the acquisition of Clade Therapeutics, Inc. (“Clade”), a privately held biotechnology company focused on discovering and delivering engineerable, off-the-shelf, scalable, and consistent stem cell-based medicines, with a focus on iPSC-derived αβ T cells. The acquisition brings us novel technology enhancing our efforts on Allo-EvasionTM and a newly expanded pipeline incorporating three additional preclinical-stage programs from Clade’s αβ iT platform spanning across cancer and autoimmune diseases. We will share what we believe to be the first presentation of iPSC-derived CD4+ and CD8+ CAR T cells that demonstrate function comparable to primary αβ CAR-T cells at the 2024 American Society of Hematology Annual Meeting.

Following the integration of Clade Therapeutics, we are conducting a strategic review of the pre-clinical pipeline to leverage the unique capabilities and technologies at Century towards high-value and differentiated programs. We expect to conclude and communicate the results of this review in the first quarter of 2025. As part of this review, in October, we implemented changes to the organization structure including elimination of overlapping technical and research capabilities to enhance ongoing efficiencies and alignment with the Company’s key programs. With these changes, we have extended expected cash runway into the second half of 2026.

Based on our current business plans, we believe our cash, cash equivalents and investments as of the date of this quarterly report will be sufficient for us to fund our operating expenses and capital expenditures requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	progress clinical development of CNTY-101 and continue preclinical development of our other product candidates;
●	seek to discover and develop additional product candidates;
●	expand and validate our own clinical-scale current good manufacturing practices (“cGMP”), facilities;
●	seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	continue to incur costs associated with operating as a public company;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts; and
●	increase our employee headcount and related expenses to support these activities.

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials, and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs, including our pre-clinical and clinical development of CNTY-101, CNTY-102, CNTY-107, and CNTY-108, CNTY-308, CNTY-361, as well as CNTY-104 and CNTY-106 in collaboration with Bristol-Myers Squibb. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, investments, any future equity or debt financings; upfront, and, milestone, and royalty payments, if any, received under current and future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

License and collaboration agreements

Bristol-Myers Squibb

On January 7, 2022, we entered into the Research, Collaboration and License Agreement, with Bristol-Myers Squibb (the “Collaboration Agreement”), to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors (the “Collaboration Program”), and each product candidate (each, a “Development Candidate”). We and Bristol-Myers Squibb will initially collaborate on two Collaboration Programs focused on acute myeloid leukemia, and multiple myeloma, and Bristol-Myers Squibb has the option to add up to two additional Collaboration Programs for an additional fee. We are responsible for generating Development Candidates for each Collaboration Program, and Bristol-Myers Squibb has the option to elect to exclusively license the Development Candidates for pre-clinical development, clinical development and commercialization on a worldwide basis. Following Bristol-Myers Squibb’s exercise of the License Option, we will be responsible for performing IND-enabling studies, supporting Bristol-Myers Squibb’s preparation and submission of an IND, and manufacturing of clinical supplies until completion of a proof of concept clinical trial. Bristol-Myers Squibb will be responsible for all regulatory, clinical, manufacturing (after the proof of concept clinical trial) and commercialization activities for such Development Candidates worldwide. We have the option to co-promote Development Candidates generated from certain specified Collaboration Programs.

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

In connection with the Collaboration Agreement, Bristol-Myers Squibb purchased 2,160,760 shares of our common stock at a price per share of $23.14 for an aggregate purchase price of $50 million. We determined the common stock purchase represented a premium of $7.82 per share, or $23.2 million in the aggregate, and the remaining $26.8 million was recorded as issuance of common stock in stockholders’ equity.

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

Fujifilm Cellular Dynamics, Inc. (FCDI)

On September 18, 2018, we entered into a license agreement (the “Differentiation License”), with FCDI. The Differentiation License, as amended, provides us with an exclusive license under certain patents and know-how related to human iPSC consisting of cells that are or are modifications of NK cells, T cells, dendritic cells and macrophages derived from human iPSC. In consideration for the Differentiation License, FCDI received 2,980,803 shares of common stock in connection with the January 2023 Strategic Reprioritization.

Also on September 18, 2018, we entered into the non-exclusive license, (the “Reprogramming License”), with FCDI. The Reprogramming License, as amended, provides us with a non-exclusive license under certain patents and know-how related to the reprogramming of human somatic cells to iPSCs and provide us access to iPSC lines for clinical use. Under the Reprogramming License, we are required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization in the low single digits. In connection with the Reprogramming License, we entered into a collaboration agreement (the” FCDI Collaboration Agreement”), with FCDI pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan.

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

During the three and nine months ended September 30, 2024, we made payments of $3.7 million and $6.6 million and incurred research and development expenses of $1.0 million and $6.3 million recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2023, the amounts paid to FCDI were immaterial

From inception of the FCDI Collaboration Agreement through September 30, 2024, we incurred $42.6 million of expenses under the FCDI Collaboration Agreement.

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

Interest expense

Interest expense relates to interest incurred on the September 14, 2020 $10.0 million Term Loan Agreement (the “Loan Agreement”) we entered into with Hercules Capital, Inc., as well as amortization of the related deferred financing cost. The loan was repaid in full in May 2023. See Note 7 to our consolidated financial statements for additional information.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

We have incurred losses and recorded a full valuation allowance on all of our net deferred tax assets. For the nine months ended September 30, 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items. The tax provision recorded during the 2023 interim period primarily consisted of current federal and state tax expense resulting from revenue recognition for tax purposes from the Company's Research Collaboration and License Agreement entered into with Bristol-Myers Squibb Company in 2022, combined with statutory limitations on deductions for research and development expenses, net operating losses, and research credits.

Results of operations

Comparison of the three months ended September 30, 2024 and 2023.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023	Change

	(in thousands)
Collaboration revenue	$791	$148	$643
Operating expenses:
Research and development	27,228	22,788	4,440
General and administrative	8,352	8,986	(634)
In-process research and development asset	—	4,000	(4,000)
Total operating expenses	35,580	35,774	(194)
Loss from operations	(34,789)	(35,626)	837
Other income (expense):
Interest expense	—	—	—
Interest income	3,305	3,486	(181)
Other income, net	250	12	238
Total other income (expense)	3,555	3,498	57
Loss before provision for income taxes	(31,234)	(32,128)	894
Provision for income taxes	8	(592)	600
Net loss	$(31,226)	$(32,720)	$1,494

Collaboration revenue

During the three months ended September 30, 2024 and 2023, we recognized revenue of $0.8 million and $0.1 million under our collaboration agreement with Bristol-Myers Squibb, respectively. Revenue recognized under the collaboration agreement fluctuates based on the amount and timing of expenses incurred under the agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023	Change

	(in thousands)
Personnel and related costs	$11,056	$10,237	$819
Facility and other allocated costs	5,502	6,361	(859)
Research and laboratory	7,098	5,471	1,627
Collaboration	2,602	—	2,602
Consulting	560	302	258
Other	410	417	(7)
Total research and development expense	$27,228	$22,788	$4,440

Research and development expenses were $27.2 million and $22.8 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $4.4 million was primarily due to:

●	an increase in personnel-related expenses of $0.8 million, including an increase in salary and benefit expense of $0.6 million, and an increase in stock compensation expense of $0.2 million. This is primarily the result of the acquisition of Clade.
●	an increase of $2.6 million in research and laboratory due to progression of ELiPSE-1 trial and start-up costs of CALiPSO-1 trial.
●	An increase of $1.6 million in collaboration due to manufacturing our CNTY-101 product candidate performed under our collaboration with FCDI.

General and administrative expenses

General and administrative expenses were $8.4 million for the three months ended September 30, 2024 and $9.0 million for three months ended September 30, 2023. The decrease is primarily due to a gain recognized on contingent consideration liabilities.

Interest income

Interest income was $3.3 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Results of operations

Comparison of the nine months ended September 30, 2024 and 2023.

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	Change

	(in thousands)
Collaboration revenue	$2,416	$1,967	$449
Operating expenses:
Research and development	77,869	70,414	7,455
General and administrative	25,400	26,117	(717)
In-process research and development	—	4,000	(4,000)
Impairment of long-lived assets	—	4,220	(4,220)
Total operating expenses	103,269	104,751	(1,482)
Loss from operations	(100,853)	(102,784)	1,931
Other income (expense):
Interest expense	—	(540)	540
Interest income	10,126	9,167	959
Other income, net	248	(368)	616
Total other income (expense)	10,374	8,259	2,115
Loss before provision for income taxes	(90,479)	(94,525)	4,046
Provision for income taxes	(14)	(2,750)	2,736
Net loss	$(90,493)	$(97,275)	$6,782

Collaboration revenue

During the nine months ended September 30, 2024 and 2023, we recognized revenue of $2.4 million and $2.0 million under our collaboration agreement with Bristol-Myers Squibb, respectively. Revenue recognized under the collaboration agreement fluctuates based on the amount and timing of expenses incurred under the agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	Change

	(in thousands)
Personnel and related costs	$31,757	$32,526	$(769)
Facility and other allocated costs	16,738	18,587	(1,849)
Research and laboratory	22,221	17,267	4,954
Collaboration	4,429	254	4,175
Consulting	1,472	964	508
Other	1,252	816	436
Total research and development expense	$77,869	$70,414	$7,455

Research and development expenses were $77.9 million and $70.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $7.5 million was primarily due to:

●	an increase of $4.9 million in research and laboratory due to progression of ELiPSE-1 trial and start-up costs of CALiPSO-1 trial.

●	a decrease in personnel-related expenses of $0.8 million, including a decrease in salary and benefit expense of $0.3 million, and a decrease in stock compensation expense of $0.5 million.
●	a decrease of $1.9 million of facility and other allocated costs, which consists of a decrease in rent of $1.1 million, and a decrease of facility services of $1.2 million. This was offset by an increase in depreciation of $0.5 million.
●	An increase in collaboration of $4.2 million due to manufacturing our CNTY-101 product candidate performed under our collaboration with FCDI.

General and administrative expense

General and administrative expenses were $25.4 million for the nine months ended September 30, 2024 and $26.1 million for nine months ended September 30, 2023. The decrease is primarily due to a gain recognized on contingent consideration liabilities.

Interest expense

Interest expense was $0.0 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $10.1 million and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively, which related to interest earned on our cash, cash equivalents, and investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and investments.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $666 million in net proceeds from the sales of our equity securities. As of September 30, 2024, we had cash, and cash equivalents of $52.6 million and investments of $192.1 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into the second half of 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $746.2 million as of September 30, 2024.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended	Nine months ended
	September 30, 2024	September 30, 2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(85,912)	$(62,118)
Investing activities	16,876	42,529
Financing activities	75,165	(9,369)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$6,129	$(28,958)

Operating activities

Net cash used in operating activities was $85.9 million and $62.1 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in operating activities during the nine months ended September 30, 2024 consisted primarily of our net loss of $90.5 million and a decrease of $11.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $15.7 million. The non-cash charges of $14.7 million consisted primarily of $10.0 million for depreciation expense, non-cash operating lease benefit of $0.4 million, a decrease in lease liability due to lease termination, and stock-based compensation expense of $10.0 million, partially offset by amortization of marketable securities of $3.8 million and gain on contingent consideration liability of $1.1 million. The change in operating assets and liabilities was primarily due to a $3.1 million increase in prepaid expenses and other assets, a $4.1 million decrease in operating lease liability, a $2.4 million decrease in deferred revenue, and a $1.8 million decrease in accounts payable.

Net cash used in operating activities was $62.1 million for the nine months ended September 30, 2023, which consisted primarily of our net loss of $97.3 million, partially offset by and an increase of $12.3 million in our net operating assets and liabilities and non-cash charges of $22.9 million. The non-cash charges of $22.9 million consisted of $9.5 million for depreciation expense, stock-based compensation expense of $11.1 million, and impairment of $4.2 million. The change in operating assets and liabilities was primarily due to the receipt of $11.7 million of tenant reimbursement, and a $1.7million increase in accrued expenses and other liabilities, partially offset by a $2.0 million increase in deferred revenue.

Investing activities

Net cash provided by investing activities was 16.9 million and $42.5 million for the nine months ended September 30, 2024 and 2023, respectively. Cash provided by investing activities for the nine months ended September 30, 2024 consisted primarily of the sale of fixed maturity securities, available for sale of $128.6 million, which was partially offset by purchases of fixed maturity securities of $102.1 million, and the acquisition of Clade of $9.6 million.

Cash provided by investing activities was $42.5 million for the nine months ended September 30, 2023 and consisted primarily of the sale of fixed maturity securities, available for sale of $254.6 million, which was partially offset by purchases of fixed maturity securities of $199.3 million and acquisition of property and equipment of $12.8 million.

Financing activities

Net cash provided by (used in) financing activities was $75.2 million and ($9.4) million for the nine months ended September 30, 2024 and 2023, respectively. Cash provided by financing activities consisted of $17.8 million from proceeds from our at-the-market capital raise, $56.6 million from proceeds from our PIPE financing, and $0.7 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Net cash used in financing activities was $9.4 million for the nine months ended September 30, 2023. Cash provided by financing activities consisted of $10.2 million for payments on long term debt and offset by $0.9 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2024:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$9,703	$18,947	$19,782	$38,571	$87,003

Payment obligations under our license, collaboration, and acquisition and merger agreements as of September 30, 2024 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of September 30, 2024, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 9 “Commitments and contingencies” for additional information.

We have commitments under operating leases for certain facilities used in our operations.

JOBS Act accounting election

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. As such, we may take advantage of reduced disclosure and other requirements otherwise generally applicable to public companies, including:

●	not being required to have our registered independent public accounting firm attest to management’s assessment of our internal control over financial reporting;
●	presenting reduced disclosure about our executive compensation arrangements;
●	an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	not being required to hold non-binding advisory votes on executive compensation or golden parachute arrangements; and,
●	extended transition periods for complying with new or revised accounting standards.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2024, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $52.6 million as of September 30, 2024, which consisted of bank deposits and money market funds. We also had investments of $192.1 million as of September 30, 2024. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2024, there were no changes in our internal control over financial reporting that occurred during the nine months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-1 Trading Plans

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number

10.1●	Executive Employment Agreement, dated September 20, 2024, by and between the Company and Morgan Conn
10.2●	Executive Employment Agreement, dated September 13, 2024, by and between the Company and Chad Cowan
10.3●	Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement, under the Company’s 2021 Equity Incentive Plan
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

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

●	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Therapeutics, Inc.

Date: November 5, 2024	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Morgan Conn, PhD
Morgan Conn
Chief Financial Officer
(Principal Financial Officer)