Form 10-K
period 2024-12-31
Century Therapeutics, Inc.
filed 2025-03-19
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $212,506,473 as of June 30, 2024, the last business day of the registrant’s last completed second quarter.

As of February 28, 2025, the registrant had 86,045,033 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the early clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	our dependence on the success of our lead product candidate, CNTY-101, and our ability to progress CNTY-101 through clinical development;
●	the novelty of our approach to immuno-oncology and autoimmune and inflammatory treatments, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune and inflammatory therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability, global health crises, geopolitical tensions or the outbreak of hostilities or war;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS:

Overview:

We are a clinical-stage biotechnology company harnessing the power of allogeneic pluripotent stem cell therapies to develop potentially curative cell therapy products for autoimmune diseases and cancer. Our natural killer, or NK, and T cell programs are allogeneic, meaning they are derived from healthy donors for use in any patient, rather than being sourced from an individual for their own specific use, as is the case with autologous T cells. As a result, we believe such “off-the-shelf" therapies have the potential to overcome the limitations of first-generation cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. What we believe further sets us apart from other allogeneic approaches is our focus on induced pluripotent stem cells, or iPSCs, which possess the unique ability to self-renew indefinitely and differentiate into any cell type, enabling virtually unlimited genetic editing, consistent reproducibility, and scalable manufacturing. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

●	Industry-leading iPSCs and differentiation know-how to generate immune effector cells from iPSCs, or iPSC-derived cells;
●	Clustered regularly interspaced short palindromic repeats, or CRISPR mediated precision gene editing that allows us to incorporate multiple transgenes and disrupt target genes intended to optimize cell product performance;
●	Sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, or CARs;
●	Our proprietary Allo-Evasion™ technology intended to prevent rejection of our cell products by the host immune system, enabling the potential for persistence and re-dosing of therapy; and
●	Cutting-edge manufacturing capabilities intended to drive scale advantages and reduce cost of goods sold, or COGs, while minimizing product development and supply risk.

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of immune effector cell types we can generate from iPSCs, including iPSC-derived natural killer cells, or iNK cells, iPSC-derived gd T cells, or gd IT cells and iPSC-derived CD4+ and CD8+ ab T cells, or ab iT cells. We believe this capability enables optimal matching of cell characteristics to indication, ensuring we target the right cell for the right indication. Further, we have developed a feeder-free, scalable process that recapitulates normal T cell development in a dish, allowing for what we believe to be the industry-first presentation of iPSC-derived CD4+ and CD8+ CAR-T cells that demonstrate αβ-like T cell function.

Our lead clinical product candidate, CNTY-101, is a CAR-iNK cell therapy with six precision gene edits currently being tested in a Phase 1 clinical trial for patients with B-cell mediated autoimmune diseases. In March 2025, we announced that we have discontinued our ELiPSE-1 Phase 1 clinical trial of CNTY-101 for patients with lymphoma for strategic reasons. While we remain encouraged by tolerability and clinical activity of CNTY-101 in late-stage R/R NHL, emerging data from ELiPSE-1 did not meet our threshold to be considered transformational in this patient population.

In March 2025, we also announced a re-prioritized pre-clinical pipeline intended to further leverage the unique capabilities and technologies we have towards transformative treatments holding strong commercial potential to treat serious diseases with high unmet need. Accordingly, in addition to our clinical stage programs, we will be focusing on three core pre-clinical programs built on our industry leading iT cell platform. We believe these programs have significant potential for differentiation in their respective categories.

●	CNTY-308: A CD19-targeted CAR-iT cell therapy engineered with Allo-Evasion™ 5.0 demonstrating preclinical efficacy comparable to autologous CD19 CAR-T cells. It is being developed primarily for B-cell mediated autoimmune diseases and malignancies.
●	CNTY-341: A CD19/CD22 dual-targeted CAR-iT cell therapy engineered with Allo-Evasion™ 5.0 which pairs dual targeting and primary T-cell-like functionality in an allogeneic cell with the goal of providing a differentiated therapy for B cell malignancies.
●	Our first solid tumor CAR iT program exploiting Nectin-4 CAR and other validated targets, engineered with Allo-Evasion™ 5.0 and additional engineering aimed at overcoming the key barriers to success in solid tumors.
●	We are also selectively expanding to non-immune effector cells with opportunities to potentially accelerate in high-impact therapeutic areas where we believe our technology and capabilities can provide meaningful differentiation.

Our vision is to become a premier, fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening autoimmune diseases and cancers. To achieve our vision, we have assembled a world-class team with decades of collective experience in cell therapy and drug development, manufacturing, and commercialization.

Our Approach:

●	Off-the-shelf therapies
o	We are focused on developing “off-the-shelf" cell therapies, which are derived from donor cells or engineered cell lines, are manufactured in advance and stored for immediate use, removing the need for patient-specific cell collection. We believe the advantage of this approach is scalability and availability, allowing for treatment without the delays and complications to access associated with the manufacture of personalized therapies. Unlike autologous therapies which rely on a patient’s own cells and can be limited by cell quality, off-the-shelf therapies are sourced from healthy donors or optimized cell lines, designed to ensure consistency and potency, and are modified to potentially overcome immune rejection. By addressing manufacturing challenges, reducing costs, and increasing accessibility, off-the-shelf cell therapies have the potential to transform immunotherapy, making treatments available to more patients.
●	iPSCs
o	Engineerability
◾	The unlimited replication capacity of iPSCs allows us to incorporate multiple genetic modifications at precise sites, or loci, in the genome of iPSCs that are designed to improve cell function using CRISPR-mediated gene editing.
o	Reproducibility

◾	We have developed optimized cell-editing protocols that enable the generation of multiple gene deletions and bi-allelic gene insertions in a single iPSC clone derived from one healthy donor with relative ease and consistency, while maintaining genomic stability throughout the process. These cells can be extensively and fully characterized to ensure a consistent reproducible product. After editing, iPSCs can be cloned from a single cell and expanded to form a master cell bank, or MCB, that contains only cells that have the desired precision edits and no “off-target” edits. This MCB is the basis of all cells used to produce therapeutics and is capable of providing a sufficient number of doses for the life of a product due to the unlimited replicative capacity of iPSCs.
o	Profitable Scalability
◾	We believe our iPSC-derived platform affords us a significant opportunity to advance multiplex gene-edited cell therapies that can be produced at a substantially lower cost and accessible by a much larger patient population as compared to other donor-derived and autologous cell therapy approaches. We are developing a significant depth of expertise related to scalable manufacturing and quality assurance in a dedicated facility to rapidly iterate and improve conditions for cell expansion, harvest, final container filling, and cryopreservation at a significantly reduced cost per dose.
●	Allo-EvasionTM technology
o	Our proprietary Allo-EvasionTM engineering technology is designed to enable our cell product candidates to escape recognition and destruction and thus coexist with the host immune system. This innovative technology also [allows us] to perform repeat dosing of our cell therapies where needed to improve their therapeutic potential by more precisely controlling drug exposure. Thus, we can utilize repeat dosing as needed to both maximize durability of response and improve efficacy for the disease or setting. Additionally, we believe this technology may permit dosing in patients with limited or no immune preconditioning regimens, or without the use of ongoing immune suppression.
●	Immune cell differentiation: ab iT cells, gd IT cells, iNK cells
o	Our ability to generate multiple mature functional immune effector cells including iNK cells, gd iT cells, CD4+ and CD8+ ab iT cells using scalable feeder-free processes allows us to choose the “right cell” for the “right indication”. Differentiation of iPSCs to functional immune cells involves a series of developmental steps that we recapitulate under strictly controlled conditions, with different growth factors, cytokines, and small molecule mixtures introduced at different stages. By successfully guiding iPSCs through the natural stages of development, we generate mature immune effector cells.

Our Strategy:

1.	Leverage our iPSC-derived allogeneic cell platforms to overcome the limitations of existing therapeutic approaches and provide improved treatment options to more patients

We believe our iPSC-derived allogeneic cell therapy platforms have the potential to overcome the limitations of autologous and donor-derived cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. Incorporating industry-leading iPSC differentiation know-how, CRISPR-mediated precision gene editing, sophisticated protein engineering, proprietary Allo-Evasion™ technology, and cutting-edge manufacturing, we seek to provide patients with improved treatment options.

Central to the potential clinical performance of our iPSC-derived cell therapies is our novel and proprietary Allo-Evasion™ technology, which is intended to avoid host recognition and rejection, enable repeat dosing, and increase cell durability and persistence. This may reduce or possibly eliminate the need for immune preconditioning regimens, such as lymphodepleting chemotherapy, or LDC.

LDC is used prior to all approved CAR-T cell therapies, due to its ability to ensure cytokine support for the CAR-T cells and eliminate host cells that can kill the cell therapy. However, the chemotherapeutic agents used for lymphodepletion can cause a variety of toxicities including prolonged cytopenias, severe neurotoxicities, and fertility issues. These can result in patient and provider hesitation and can limit the use of cell therapies in the outpatient setting. The requirement for LDC also limits the number of doses of cell therapy a patient can receive. In particular, avoiding LDC entirely or keeping LDC regimens to a minimum is desirable (to reduce toxicity and increase tolerability as much as possible), and introduces the possibility of treating a broader range of diseases and patients.

Our cells are designed to have the potential to be effective treatments with reduced LDC and ultimately aim to eliminate LDC through the use of engineering steps to provide cytokine support and Allo-Evasion™. Edits that provide cytokine support include secreted IL15 (used in CNTY-101), as well as next-generation cytokine engineering to improve cell proliferation and persistence. With respect to Allo-Evasion™, we continue to evolve our platform and, at present, utilize two versions designed to evade the patient’s immune system and allow for repeat dosing, potentially enabling durable responses, Allo-Evasion™ 1.0, and 5.0. Allo-Evasion™ 1.0 is used in CNTY-101, while Allo-Evasion™ 5.0 (which is also designed to protect against humoral immunity) is included in our pre-clinical pipeline programs. Preliminary data from ELiPSE-1 demonstrated similar exposure to CNTY-101 in the presence or absence of host lymphocytes – evidence of persistence in the presence of a restored immune system. We believe the inclusion of Allo-Evasion™ 5.0 promises to build on the learnings from CNTY-101 and provide an even more comprehensive approach to evading elimination by the patient’s immune system.

The ability of Allo-Evasion™ and engineerability of the iPSC platform to reduce or eliminate LDC could allow treatment of more fragile or less severely affected patient populations, alongside implementation of more flexible and effective dosing protocols that may increase physician and patient access.

A further source of differentiation is our ability to generate multiple immune effector cells including iNK cells, gd iT cells, CD4+ and CD8+ ab iT cells, allowing us to match the “right cell” for the “right indication” based on clinical need. For example, in autoimmune diseases such as systemic lupus erythematosus, or SLE, where the rapid removal of pathogenic B cells is desirable, iNK cells that are highly cytotoxic but short-lived may be well suited to achieve B cell depletion and reset without prolonged B cell aplasia. In diseases such as cancer, where uncontrolled growth of tumor cells is a pathological feature, the rapid target-induced expansion of ab iT cells with prolonged persistence may be advantageous. Similarly, ab iT cells may be uniquely suited to solid tumor indications wherein homing and tissue residency could improve efficacy.

2.	Advance CNTY-101 clinical development and understand the value of CD19 CAR NK therapy in autoimmunity, and evaluate initial POC in oncology

CNTY-101 is our first therapeutic development candidate, and incorporates a CD19 CAR, sIL15, EGFR safety switch, and Allo-Evasion™ 1.0 precision edits. CNTY-101 is a consistent, frozen, off the shelf product candidate. As a natural killer cell therapy, in addition to having an expected favorable clinical tolerability profile, it is expected that drug exposure will be more dependent on administered dose than expansion in response to (variable) target antigen levels, allowing repeat dosing to precisely control drug exposure and increase durability of response. Host rejection is addressed by Allo-Evasion™.

ELiPSE-1, a Phase 1 trial of CNTY-101 in CD19-positive lymphoma patients, evaluated initial safety, efficacy, dose, and regimen, and preliminary proof of concept for our iPSC and Allo-Evasion™ 1.0 platform, including feasibility of multiple dosing. Cell therapies have been approved for use in CD19-positive B-cell malignancies, so we believed this setting was ideal for assessing the initial proof of concept for CNTY-101.

23 patients were treated in the ELiPSE-1 trial. Results demonstrated encouraging clinical activity in the heavily pre-treated R/R NHL patients, with a manageable tolerability profile enabling outpatient dosing. For the highest dose levels DL3B and DL4B we observed encouraging efficacy, with ORR 77% and CRR 22%. Deep B cell depletion was observed through the initial treatment cycle, and CNTY-101 demonstrated trafficking to lymph nodes, while repeat-dosing cycles led to persistent exposure in the presence of an intact endogenous immune system, supportive of the aims of Allo-Evasion™ engineering. In March 2025, we announced the discontinuation of the ELiPSE-1 clinical trial for strategic reasons.

Based on the compelling preliminary efficacy of autologous CD19 CAR T cell therapies in autoimmune disease populations, as an immediately available off the shelf allogeneic NK product candidate, we believe CNTY-101 is well-suited for use in autoimmune disease treatment, where precise control of B-cell targeting and depletion is desirable, and may avoid extended B-cell aplasia that may occur with T cell treatments. We have initiated a Phase 1 trial, CALiPSO-1, in B-cell driven autoimmune diseases SLE, lupus nephritis, or LN, idiopathic inflammatory myopathy, or IIM, and diffuse cutaneous systemic sclerosis, or DcSSc. The CALiPSO-1 trial is evaluating safety, tolerability, disease activity measures, PK, B cell depletion, and autoantibody effects, serving as a POC for autoimmune efficacy.

3.	Develop transformative next generation allogeneic therapies for autoimmune diseases and oncology using our industry leading iT cell platform

CNTY-308 is an investigational CD19-targeted, iPSC-derived CAR T cell therapy candidate engineered with Allo-Evasion™ 5.0 being developed for B cell-mediated autoimmune diseases and malignancies. CNTY-308 is built on our industry-leading iPSC derived CD4+ and CD8+ ab iT cell platform. Our ab iT cells display potent cytotoxicity, cytokine secretion, target-driven proliferation and cell persistence comparable to primary CAR-T cells. Given the initial success of autologous CAR T cell therapies in indications such as autoimmune disease and commercial autologous CAR T cell therapies in B cell malignancies, we believe this program has the potential to show similar benefits with the benefits of an “off-the-shelf” cell therapy.

CNTY-341 is built on our industry leading iPSC-derived CD4+ and CD8+ ab iT cell platform with the intent to develop a differentiated therapy in B cell malignancies. These iPSC-derived ab iT cells are engineered with a proprietary CD19/CD22 dual targeting CAR and are engineered with Allo-Evasion 5.0TM.

Our first foray into solid tumors will aim to combine superior iT cell performance with additional engineering aimed at enhancing cell performance functionality beyond what is currently demonstrated with autologous T cell therapies.

4.	Leverage our own manufacturing infrastructure, product, and process understanding and scale-up technologies to minimize manufacturing risk

Our iPSC platform is designed to enable us to produce NK cells and T cells at substantially lower cost, accessible to a much larger patient population, and with a higher degree of batch-to-batch consistency and product quality, as compared to other donor-derived and autologous cell therapy approaches. In order to realize the advantages of our iPSC-platform, we believe that developing an intimate understanding of the relevant cell types, the processes used to manufacture these cells, and the analytical methods required to accurately and reliably measure critical product attributes is critical to our success. We believe this understanding will enable us to produce safe and efficacious products, implement process and product changes with greater efficiency and support the clinical development of commercial products. We believe that the only way to realize the full cost and capacity advantages of our platform is to develop a significant depth of expertise related to scale manufacturing. And, we believe our investment in in-house manufacturing will enable us to analyze, learn and adapt more rapidly, and increase control of development and manufacturing timelines for efficient clinical development of our product candidates.

5.	Selectively evaluate strategic partnerships to enable greater patient access.

The research, development, and clinical investigation of cell therapies for treating human diseases are advancing rapidly. We believe we are well positioned to establish strategic partnerships with third parties seeking to develop iPSC-derived cellular immunotherapies for autoimmune, cancer, and other diseases. To maximize the potential of our innovations and expand patient access, we may pursue additional strategic alliances, joint ventures, collaborations, or licensing agreements that align with our development and commercialization efforts. This approach is particularly relevant for product candidates that we are not actively advancing following the March 2025 pipeline prioritization. By working with partners who share our vision, we aim to accelerate the development and delivery of transformative therapies to patients in need.

Our Pipeline:

CNTY-101: Our CAR-iNK product candidate targeting CD19 for B-cell mediated autoimmune diseases results of evaluation in relapsed, refractory B-cell non-Hodgkin’s lymphoma (R/R NHL).

Our lead product candidate, CNTY-101, is an allogeneic, iPSC-derived CAR-iNK cell therapy with six precision gene edits. CNTY-101 is engineered to express CD19 CAR, with Allo-EvasionTM 1.0 edits designed to overcome the three major pathways of host vs graft rejection, IL15 to support cell persistence, and a safety switch (EGFR sequence) that enables the elimination of the cells by an EGFR inhibitor if needed. CALiPSO-1, a Phase 1 clinical trial to assess CNTY-101 in patients with B cell-mediated autoimmune disease) is underway, and an investigator-initiated clinical trial (CARAMEL) to evaluate safety, efficacy, and key translational data of CNTY-101 in SLE, LN, IIM, and DcSSc patients is expected to initiate in mid-2025.

ELiPSE-1, a Phase 1 dose-finding clinical trial of CNTY-101 in patients with B cell malignancies, has been discontinued for strategic reasons. While we remain encouraged by tolerability and clinical activity of CNTY-101 in late-stage R/R NHL, emerging data from ELiPSE-1 did not meet our threshold to be considered transformational in this patient population. We continue to believe the clinical data from CNTY-101 in ELiPSE-1 provides further evidence for the potential of CNTY-101 in autoimmune diseases based on its favorable clinical activity and favorable tolerability profile, demonstrated deep B cell depletion, ability to traffic to lymph nodes, and, supportive of the aims of Allo-Evasion™ engineering, sustained CNTY-101 exposure at planned dose levels.

CAR T cells and B-cell Malignancies

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

Comprehensive data is available from the use of cellular therapy in R/R B cell lymphoma. In patients treated with FDA-approved CD19 CAR T therapies with ≥24 months of follow-up data, overall response rates ranged from 53-83% and complete response rates from 39-65%. Long-term event-free survival, or EFS, rates of 38-43% indicate an approximate ‘curative’ rate of approximately 40%. Two CD19 CAR-T cell products have also been approved in the second-line setting (patients who were refractory to first-line therapy or relapsed within 12 months) due to a longer EFS compared to autologous stem cell transplant in randomized trials. This background, as well as data from products currently under development, provides benchmarks for assessment of newer cell therapies such as CNTY-101, CNTY-308, and CNTY-341.

The ELiPSE-1 Clinical Trial

We conducted a first-in-human Phase 1 clinical trial of CNTY-101 in the United States (NCT05336409) in relapsed and refractory CD19 positive large B-cell lymphoma, or RR NHL, patients. The primary objective of the Phase 1 clinical trial was to evaluate incidence and nature of dose-limiting toxicities within each dose level cohort and establish the recommended Phase 2 dose, using an adaptive Bayesian Optimum Interval, or BOIN, design. The secondary objectives of the trial included cell pharmacokinetics and persistence, incidence, nature, and severity of adverse events, overall response rate, complete and partial response rates, and duration of response, among other measures. Exploratory measures included evaluation of immunogenicity, correlation of antigen expression with response, and evaluation of cytokine profiles to provide insight into patient safety.

The trial enrolled patients who had relapsed following at least two prior lines of therapy, including prior CD19-CAR-T cell treatment. We evaluated two dosing schedules, a single CNTY-101 infusion per cycle in Schedule A, and three weekly infusions of CNTY-101 per cycle in Schedule B. Patients received lymphodepletion prior to the first cycle of CNTY-101, and prior to the second cycle, if LDC was tolerated. Patients could then receive additional cycles of CNTY-101 treatment without subsequent lymphodepletion. The study was planned to include dose escalation and dose expansion but was discontinued during dose escalation.

As of March 1, 2025, a total of 23 subjects were treated with CNTY-101 with all 23 evaluable for safety and 22 evaluable for preliminary efficacy. Treatment with CNTY-101 continued to be generally well-tolerated with no dose-limiting toxicities reported, a total of n=1 case of Gr 1 immune effector cell-associated neurotoxicity syndrome, or ICANS, and no Grade 3 or higher cytokine release syndrome, or CRS. Consistent with the manageable tolerability profile observed to date, a majority of participants received CNTY-101 infusions in an outpatient setting.

Dose level DL3B (1 billion cells in each of three weekly doses per cycle), which represented the largest single trial cohort (n=6), showed an overall response rate, or ORR of 83% and a complete response rate, or CRR of 33%, with all participants receiving additional cycles of treatment. Overall response rate for Dose Levels 3B and 4B (1 billion cells in each of three weekly doses per cycle and 3 billion cells in each of three weekly doses) is 77% (7/9) and complete response rate was 22% (2/9). For DL3B and DL4B (n=9), 2 patients (22%) had G2 cytokine release syndrome and 1 patient (11%) had G2 cytokine release syndrome. No ICANS or events of GR3+ CRS were observed.

Assessment of CNTY-101 pharmacokinetics showed increasing exposure with dose, including extended cell persistence throughout the dosing cycle in Schedule B as dose levels increased to 3B (1 billion cells in each of three weekly doses per cycle) and 4B (3 billion cells in each of three weekly doses per cycle).

CNTY-101 Exposure Increases with Dose, Sustained Exposure at Doses Intended for CALiPSO-1 Study

Error bars show mean ± SD on original scale, subsequently log10 transformed. Due to log scale, low values are truncated at 1. All schedule B LDC+ cycles are included. S: Screen, LOB: Limit of Blank.

Source: Company data available as of March 7, 2025

Allo-EvasionTM technology is designed to allow CNTY-101 cells to evade a patient’s immune system and enable repeat dosing of the product. To assess this, we evaluated CNTY-101 persistence when infused once weekly for 3 weeks following LDC. CNTY-101 persistence was consistent with each infusion in the absence and upon restoration of the patient’s NK and T cells (restored immune system).

Enabled with Allo-Evasion™, CNTY-101 infusions in dose level 3B showed similar exposure in the presence or absence of endogenous lymphocytes

Graphs show data from 3B cohort (N=6). Lines in the top panel represent mean and shaded area represents 1*SEM. Triangles mark CNTY-101 infusions within a Schedule B cycle, grey arrow indicates LDC. Dotted blue curve is a LOESS fit to medians in bottom panel. S: Screen

*cfDNA concentrations two-days post infusion not significantly different according to Mann-Whitney U test

Translational data available as of March 7th 2025

Translational data available as of March 7th 2025

B cell depletion was observed in all patients following the initial cycle of CNTY-101 treatment.

CNTY-101 Treatment Demonstrates Deep B-Cell depletion and was associated with naive non-class switched profile of re-emergent B-cells; Data in r/r NHL patients supports the application of CNTY-101 in autoimmune diseases

Left figure: Graphs show data from the initial cycle of all subjects in 3B and 4B who had baseline B cell counts of 1 cell/ mL or greater (N=7). Each line represents an individual subject.

Right figure: Data shows proportion of non-class switched (IgD+, IgM+ or IgD+IgM+) or switched (IgD-IgM-) circulating B cells (CD19+ CD20+) in healthy donors (N=4) or within earliest evaluable re-emergent B cells in patients (N=4). Majority of the B cells exhibited a naïve profile (IgD+ CD27-, data not shown)

Source: Company data, available as of March 7th 2024

Lastly, CNTY-101 cells traffic to lymph nodes, as evaluated by detection in tumor biopsies after treatment with dose levels DL3B and 4B.

Overall, we believe the initial clinical and translational results from the ELiPSE-1 clinical trial provide strong support for use of CNTY-101 DL3B and DL4B in B-cell driven autoimmune diseases in CALiPSO-1 and CARAMEL due to: a favorable initial tolerability profile; ability to be delivered in an outpatient setting; clinical responses in heavily pre-treated R/R NHL patients - for DL3B and DL4B, ORR 77% and CRR 22%, including a majority of post CAR T treated patients; deep B cell depletion observed through the initial CNTY-101 treatment cycle; demonstrated trafficking to lymph nodes; and, repeat-dosing cycles leading to exposure in the presence of an intact endogenous immune system, which we believe supports proof of concept of Allo-EvasionTM engineering.

B-Cell Mediated Autoimmune Diseases

A number of autoimmune diseases, including SLE and LN, SSc, and IIM, share the characteristic of pathogenic auto-reactive antibodies, which are produced by B-cells that express CD19. SLE/LN is a complex multi-system autoimmune disease. Renal and central nervous system involvement as well as accelerated cardiovascular aging are major causes of morbidity and mortality in SLE. IIM comprise a heterogenous group of rare immune-mediated disorders involving muscle, frequently involve the lung and skin, and may involve other tissues. Patients with associated interstitial lung disease have a significantly increased incidence of mortality compared to those without lung involvement. DcSSc is a rare life-threatening systemic disease characterized by skin thickening of distal and proximal limbs, face and trunk, interstitial lung disease, and progressive dysfunction of multiple other organ systems, commonly including gastrointestinal, cardiovascular, and renal manifestations. The current treatment options for each of these disorders leave many patients without adequate disease control.

Current Treatments and Shortcomings

As described in the figure below, there is significant unmet need for patients with severe disease who have not responded to other therapies. For example, the most recently FDA-approved therapy for SLE, anifrolumab, was approved in 2021 based on results from two randomized clinical trials, TULIP-1 and TULIP-2, which enrolled patients who had moderate to severe SLE despite standard therapy. Anifrolumab was administered to the active patient arm, and all patients were allowed to remain on their standard therapies (except for protocol-mandated attempts to taper corticosteroids) during the trial. TULIP-2 showed response (measured per British Isles Lupus Assessment Group-based Composite Lupus Assessment) in 47.8% of anifrolumab (300 mg)-treated patients compared to 31.5% of placebo-treated patients (Morand 2020). While TULIP-1 did not meet its primary endpoint (SLE responder index of 4 met in 36% of anifrolumab (300 mg)-treated patients compared to 40% of placebo-treated patients), data from the trial was used to support the results from TULIP-2 (Furie 2019). A post-hoc analysis of the combined data from these trials using the more stringent endpoint of Lupus Low Disease Activity State demonstrated that 30% of anifrolumab (300 mg)-treated patients demonstrated low disease activity at Week 52, compared with 19.6% of placebo-treated patients (Morand 2023). Together these results indicate at most half of treated patients meeting efficacy endpoints, and fewer meeting more stringent endpoints, leaving many patients without adequate disease control even while on standard therapies. Treatments for other autoimmune diseases show similarly inadequate responses in many patients.

While patients with these diseases can respond to B-cell depleting agents such as rituximab, suggesting that targeting B-cells is a viable therapeutic approach, many patients experience suboptimal or impermanent efficacy with currently available agents. Our CNTY-101 clinical development program in B-cell mediated autoimmune diseases thus represents potential for benefit in an area of significant medical need.

Autoimmune disorders present significant unmet medical need

	Systemic Lupus Erythematosus (SLE)	Lupus Nephritis (LN)	Idiopathic Inflammatory Myopathy (IIM)	Diffuse cutaneous Systemic Sclerosis (dcSSc)
Characteristics	Multiorgan, potentially fatal, inflammatory disease with risk for organ damage, including skin, heart, and brain	Kidney manifestation of SLE with potential kidney failure requiring dialysis and increased risk for mortality	Inflammation of muscle, lungs, skin, joints, and gastrointestinal tract causing weakness, pain, and lung failure which can lead to chronic disability and potentially mortality	Fibrosis and vasculopathy of the skin and internal organs, with high risk for disability, disfigurement, and cardiopulmonary mortality
US Prevalence[1]	180,000-340,000	80,000–120,000	>60,000	>85,000 (SSc)
Initial addressable subpopulations[2]	>20,000	>30,000	>10,000	>30,000
Standard of care	Corticosteroids, chemotherapy, immunosuppressants, anticoagulants, plasmapheresis	Corticosteroids, chemotherapy, immunosuppressants, dialysis	Corticosteroids, immunosuppressants, IVIg	Slow progression: Immuno-suppressants, vasodilators, antifibrotic agents
Limited efficacy with approved therapies[3]	<35% low disease activity (LLDAS)	<40% complete renal response (CRR)	<40% total improvement score (TIS) of 60%	Slower decline in lung function (FVC decrease >24 mL/year on therapy)
Unmet Medical Need	Low disease activity, prevention of organ damage, survival	Prevention of renal failure, survival	Remission, maintain function, prevention of calcinosis, damage, respiratory failure, survival	Slow progression, prevent cardiac or respiratory failure, survival

Despite approved treatments, significant underappreciated unmet need remains

- SoC relies on **chronic treatment** with broad-acting corticosteroids & immunosuppressives
- **Treatment toxicity** and **disease flares** leading to organ damage remain common
- **Current treatments fail** to significantly improve **quality of life** or prevent **organ failure** in majority of patients
- Even effective available treatments leave patients suffering with **active disease, shortened lifespan**, and prospect of **life-long medication**

(1) Tian Ann Rheum Dis 2023; Izmirly Arth Rheum 2021; Duarte-Garcia Ann Rheum Dis 2022; Hocaoglu Arth Rheum 2022; Smoyer-Tomic BMC Musculoskeletal Disorders 2012; Khoo Nat Rev Rheum 2023; Bendewald Arch Dermatol 2010; Bairkdar Rheumatology 2021; Fan J Manag Care Spec Pharm 2020
(2) Estimates include refractory subpopulations. Morand Ann Rheum Dis 2018; Morand Ann Rheum Dis 2023; Oon Ann Rheum Dis 2019; Morand Arth Rheum 2023; Scherlinger Ann Rheum Dis 2019; Clowse Arthritis Rheumatol 2024 (abstract); Mayes Arth Rheum 2003
(3) Highest efficacy values reported; not necessarily Phase 3 trial primary efficacy endpoints that supported FDA approval. Oon Ann Rheum Dis 2019; Morand Ann Rheum Dis 2023; Aranow Ann Rheum Dis 2024; Rovin Lancet 2021; Hanni CJASN 2024; Saxena Arth& Rheum 2023; Furie NEJM 2020; Aggarwal NEJM 2022; Distler NEJM 2019; Khanna Lancet Respir Med 2020

LLDAS, lupus low disease activity state; FVC, forced vital capacity

CENTURY THERAPEUTICS 18

B-cell-directed autologous CAR T cell therapies have provided new hope for durable remissions through an “immune reset”. However, some of the challenges encountered with auto-CAR-T in oncology related to product availability, toxicities, and potential long-term risks could hamper their widespread adoption in non-oncology indications.

CNTY-101 has been designed with uniquely engineered features which we believe may provide multiple potential treatment advantages in the B-cell-driven autoimmune disease setting. These potential advantages include availability of a consistent off-the-shelf frozen product, an improved tolerability profile, ability to be re-dosed without lymphodepletion while avoiding allo-rejection of the product, and a product design that may enable the elimination of B-cells to effect a decline in auto-antibodies without prolonged B cell aplasia.

The CALiPSO-1 Clinical Trial

The CNTY-101 Phase 1 clinical trial (CALiPSO-1; NCT05336409) is a multi-center Phase 1 clinical trial designed to assess the safety, tolerability, pharmacokinetics, and clinical response of CNTY-101 in patients with refractory autoimmune diseases, including SLE/LN, IIM, and DcSSc. Key endpoints include safety, efficacy assessments appropriate for each disease, and translational endpoints including B-cell depletion and auto-antibody decline. The trial will evaluate one to two cycles of 3 weekly doses of CNTY-101 at doses up to 1 billion cells per dose, with lymphodepletion only included prior to the first CNTY-101 infusion. The CALiPSO-1 clinical trial is being run in US sites with EU sites initiating in 2025.

CARAMEL Phase 1/2 Clinical Trial in B-cell Mediated Autoimmune Diseases: Single center Investigator Initiated Trial

We have entered into an agreement for an investigator-initiated Phase 1/2 clinical trial sponsored by Professors Dr. Georg Schett and Dr. Andreas Mackensen of its CD19 CAR-iNK investigational cell therapy candidate CNTY-101 in patients with B-cell mediated autoimmune diseases. The IIT, which is sponsored by the Friedrich-Alexander University Erlangen-Nürnberg, represents the first evaluation by the internationally recognized Schett/Mackensen group of an allogeneic iPSC-derived CD19-directed NK cell therapy for the treatment of autoimmune diseases. Consistent with our ongoing Phase 1 CALiPSO-1 trial (NCT06255028), the IIT (known as the CARAMEL trial) will evaluate safety, efficacy, and key translational data of CNTY-101 in SLE, LN, IIM, and DcSSc patients. The CARAMEL trial is expected to initiate in mid-2025.

Pre-clinical Pipeline Prioritization

In March 2025, we announced a re-prioritized pre-clinical pipeline intended to further leverage the unique capabilities and technologies we have towards transformative treatments holding strong commercial potential to treat serious diseases with high unmet need. Accordingly, in addition to our clinical stage programs, we will be focusing on three core pre-clinical programs that are all built on our industry leading iT cell platform, which is producing iPSC-derived CAR-T cells with function comparable to primary CAR-T cells. All three programs will incorporate Allo-Evasion 5.0TM. We believe these three programs have the potential to be differentiated in their category. All other pre-clinical programs will not be progressing internally at this time and may present out-licensing opportunities or be re-evaluated in the future.

CNTY-308:

CNTY-308 is a CD19-targeted, iPSC derived CAR T cell therapy engineered with Allo-Evasion™ 5.0. It is being developed for B-cell mediated autoimmune diseases and malignancies. CNTY-308 is built on our industry leading iPSC-derived ab T cell platform. In preclinical studies, CNTY-308 demonstrated potent activity and cell persistence that was comparable to primary CAR-T cell controls. Specifically, these cells have demonstrated three key characteristics of successful CAR T cell therapies:

1.	Anti-tumor cytotoxicity
2.	The capacity to produce ab T cell cytokines including IL-2

3.	Proliferation in response to tumor

When tested in an established NALM6 tumor model in rodents (CD19-expressing B cell malignancy model), CNTY-308 cells were shown to be capable of controlling tumor growth for the length of the study with a single dose of cells, comparable to primary CAR-T cell controls. Furthermore, CNTY-308 cells were detected in peripheral blood, spleen, and bone marrow for at least 21 days after cell infusion. Importantly, CNTY-308 cells not only persisted but responded to an additional tumor challenge (tumor rechallenge), controlling tumor similarly, if not better, than primary CAR-T cell controls. Taken together, we believe the evolving preclinical data package for CNTY-308 supports the continuing progression of this program for B-cell mediated autoimmune diseases and malignancies.

CNTY-341:

CNTY-341 is an investigational dual-targeted CD19 and CD22 iPSC-derived CAR-T cell therapy product candidate engineered with Allo-Evasion™ 5.0. CNTY-341 is built on our iT cell platform, with the goal of pairing dual targeting with primary T-cell-like functionality to provide a differentiated cell therapy for B cell malignancies. We have developed our own dual CD19/CD22 CAR, which has displayed robust activity when transduced into primary T cells.

Solid tumors:

Our first investigational solid tumor CAR-T cell program is designed to target validated tumor antigens including Nectin-4 (present on several solid tumors including urothelial cancer, breast cancer and lung cancer) and others using our own developed CAR moieties. The program is being developed on our iT cell platform with Allo-Evasion™ 5.0 and will include additional engineering to overcome some of the key challenges faced by cell therapies in solid tumors. Enhancements may include cytokine support and strategies to overcome the tumor microenvironment.

Manufacturing

We believe our iPSC-derived NK and T cells afford us a significant opportunity to advance multiplex gene-edited cell therapies that can be produced at substantially lower cost and accessible by a much larger patient population as compared to other donor-derived and autologous cell therapy approaches. To capitalize on these advantages, we believe it is imperative to develop an intimate understanding of the relevant cell types, the processes used to manufacture these cells, and the analytical methods required to accurately and reliably measure critical product attributes. We believe this understanding will enable us to produce safe and efficacious products, implement process and product changes with greater efficiency and accelerate the clinical development of commercializable products. In addition, we are developing a significant depth of expertise related to scalable manufacturing, which we believe is essential to enable cell expansion, harvest, and final container filling, along with cryopreservation, at a significantly reduced cost per dose. We have constructed our manufacturing strategy with the intent of achieving these objectives.

We believe our relationship with FUJIFILM Cellular Dynamics Inc., or FCDI and its role in the manufacture of our initial product candidates has provided valuable know-how that accelerated development of our proprietary methods to generate functional iPSC-derived iNK cells. We believe that our optimized iPSC differentiation methods are scalable and compatible with efficient manufacturing processes. Our process development group is responsible for overall management of process optimization efforts and coordinates contracted efforts with FCDI for certain product candidates.

Cryopreservation of allogeneic cell therapies is essential for the ability to deliver these as off-the-shelf products. Therefore, we believe that addressing the key determinants of cryopreservation is of particular relevance to the success of our therapeutic programs. The ability of cells to withstand cryopreservation depends not only on the freezing step itself, but on multiple factors in the entire manufacturing process both preceding and following freezing, including the thawing process and post-thaw handling prior to patient administration. As such, all factors involved in the supply chain, from initial cell engineering to patient administration, are being addressed to characterize the impact of cryopreservation on our cell product candidates, especially its impact on yield, activity, stability, and consistency. We have invested significant resources to optimize our manufacturing processes and continue to iteratively invest in this area. We are also committing additional resources to ensure that adequate infrastructure and expertise is available at clinical sites regarding handling and treatment preparation

Effective cryopreservation strategies must consider all elements of the supply chain

For our ELiPSE-1 clinical trial, FCDI produced the clinical supply of CNTY-101. FCDI currently maintains a cGMP-compliant manufacturing facility in Madison, Wisconsin and our audit of the facility confirmed its Phase 1 readiness. We may also source clinical trial supply for some of our other iNK product candidates, and we will have the option to source NK cell therapies to be sold commercially, if approved, from FCDI.

At the same time, we have constructed our own 53,000 square foot cell therapy manufacturing facility in Branchburg, New Jersey, which is now operational and from which we are sourcing clinical supply of CNTY-101 for our CALiPSO-1 clinical trial. We also intend to use this facility as the primary manufacturing site for our CAR-iT cell therapies; however, we have designed the facility to be a flexible, multi-product facility, capable of producing any immune cell type.

We believe the development of in-house manufacturing will enable us to analyze, learn, and adapt more rapidly and increase control of development and manufacturing timelines for efficient clinical development of our product candidates. Through this enhanced control and investment in our process and analytical development capabilities, we believe we are gaining a deeper understanding of our critical product attributes and the factors that affect product quality. We are also developing expertise in scale-up technologies to enable optimal manufacturing scale for our product candidates, which will reduce cost of goods and improve patient access.

Licensing, partnerships, and collaborations

Fujifilm Cellular Dynamics, Inc.

We are party to an exclusive license with FCDI, dated September 18, 2018, or, as amended, the Differentiation License, pursuant to which we have licensed from FCDI certain patents and know-how related to differentiation of iPSC cells into immune-effector cells in the field of cancer immunotherapeutics. We are also party to a non-exclusive license with FCDI, also dated September 18, 2018, or, as amended, the Reprogramming License, pursuant to which we have licensed from FCDI certain patents and know-how related to the reprogramming of human somatic cells to iPSCs in the field of cancer immunotherapeutics. On October 21, 2019, we entered into a Master Collaboration Agreement with FCDI pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan, or, as amended, the FCDI Collaboration Agreement. On March 23, 2021, we entered into a Manufacturing and Supply Agreement with FCDI, or the Manufacturing Agreement, pursuant to which FCDI will provide certain agreed upon technology transfer, process development, analytical testing and cGMP manufacturing services to us. On January 7, 2022, we entered into a letter agreement with FCDI, which amends each of the agreements in relation to our collaboration with Bristol-Myers Squibb. On September 22, 2023, we entered into a worldwide license agreement with FCDI, or the Autoimmune License, whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases.

Reprogramming License Agreement

Under the Reprogramming License, FCDI granted us a non-exclusive, worldwide license, excluding Japan, under certain patent rights and know-how related to cell reprogramming of human cells to iPSCs to exploit FCDI Licensed Products within the field of cancer immunotherapy products. Included within the rights granted to us under such license are rights sublicensed to us under certain patents owned by the Wisconsin Alumni Research Foundation, or WARF, relating to the “Thompson Factors” for reprogramming human cells to iPSCs, pursuant to a license agreement between FCDI and WARF, or the WARF License. In return, we granted FCDI a non-exclusive, fully paid up, sublicensable license to manufacture or practice developments made by us in Japan and to practice developments made by us to manufacture FCDI Licensed Products worldwide until the termination of the Reprogramming License. We also granted to FCDI a non-exclusive, sublicensable, worldwide license under certain developments made by us under the Reprogramming License to make, have made, use, have used, research and develop iPSCs for activities outside of the field of cancer immunotherapy, so long as such rights are not used in conjunction with any other technology to differentiate iPSCs into NK cells, T cells, macrophages, or dendritic cells.

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

Differentiation License Agreement

Under the Differentiation License, FCDI granted us an exclusive, fully paid-up, sublicensable, worldwide license, excluding Japan, under certain patent rights and know-how related to human iPSC to exploit cancer immunotherapy products consisting of cells that are or are modifications of NK cells, T cells, dendritic cells and macrophages derived from human iPSC, or FCDI Licensed Products. In return, we granted FCDI an exclusive, fully paid-up, sublicensable license under certain patents and know-how controlled by us to exploit FCDI Licensed Products for any cancer immunotherapy use in Japan or, with respect to any abandoned indication, worldwide, and a non-exclusive license to manufacture the FCDI Licensed Products for any cancer immunotherapy use worldwide until the termination of the Differentiation License. We also granted to FCDI a non-exclusive, sublicensable, worldwide license under certain manufacturing know-how developed by us under the Differentiation License or FCDI Collaboration Agreement for manufacturing and process development activities outside of the field of cancer immunotherapy for cells other than NK cells, T cells, dendritic cells and macrophages derived from human iPSC until the termination of the Differentiation License.

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

The Differentiation License expires upon the expiration of the last-to-expire patent licensed thereunder, which is currently expected to expire in 2036. Either party may terminate the Differentiation License upon the other party’s breach of any material obligation, subject to a 60-day notice and cure period, or in the event of the other party’s bankruptcy, if not dispensed or otherwise disposed within 60 days. We may terminate the Differentiation License in its entirety or on an indication-by-indication basis, a product-by-product basis or country-by-country basis, for convenience upon 90 days’ written notice. In addition, FCDI may terminate the Differentiation License if we fail to achieve certain development milestones within four years of successful completion of the first proof of concept clinical trial for an FCDI Licensed Product in the United States or European Union, subject to an additional extension of up to one year in limited circumstances. FCDI may also terminate the Differentiation License upon written notice in the event of termination of Reprogramming License. FCDI may also terminate the Differentiation License upon written notice if (i) the Reprogramming License Agreement expires or terminates for any reason or (ii) the WARF License expires or terminates for any reason.

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

Manufacturing Agreement

Under the Manufacturing Agreement, FCDI has and will perform certain agreed upon technology transfer, process development, analytical testing, and cGMP manufacturing services for us with respect to clinical supply of certain of our product candidates as agreed to in current and future work orders. The Manufacturing Agreement contains certain exclusivity provisions, which remain effective until the fifth anniversary of the Manufacturing Agreement, including that FCDI will be our exclusive supplier of clinical grade CNTY-101 for use in B-cell malignancies during the exclusivity period and that FCDI will have the option to be our exclusive supplier during the remainder of the exclusivity period of clinical material for the next one or two NK cell products for which we file an IND, depending on the other INDs that we file during the remainder of the exclusivity period. Subject to certain conditions, FCDI may also have the right to be the exclusive clinical supplier for the first product candidate for which we submit an IND after the fifth anniversary of the Manufacturing Agreement and choose not to manufacture ourselves.

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

Worldwide License Agreement

On September 22, 2023, we and FCDI entered into a worldwide license agreement, or the Autoimmune License, whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases. Under the terms of the Autoimmune License, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with the Autoimmune License. In addition, on September 22, 2023, we and FCDI amended the Reprogramming License, Differentiation License and the Collaboration Agreement to expand our existing license related to the development and commercialization of iPSC-derived cancer immunotherapeutics to also include inflammatory and autoimmune diseases. In connection with the entry into the Autoimmune License and the amendments to the Reprogramming License and Differentiation License, we made an upfront payment in the amount of $4.0 million. In addition, we paid FCDI a $1.0 million milestone fee pursuant to the Autoimmune License for filing of the IND for SLE for CNTY-101, both of which are included as in-process research and development in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

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

Bristol-Myers Squibb

On January 7, 2022, we entered into a Research, Collaboration and License Agreement with Bristol-Myers Squibb Company to collaborate on the research, development and commercialization of induced pluripotent stem cell derived, engineered natural killer cell and/or gamma delta T cell programs for hematologic malignancies, initially focused on acute myeloid leukemia, and multiple myeloma.

In connection with the Collaboration Agreement Bristol-Myers Squibb purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50 million.

Following an internal corporate portfolio prioritization process, Bristol-Myers Squibb notified the Company on December 12, 2024 that it would be terminating the Collaboration Agreement in its entirety without cause. The termination was effective as of March 12, 2025.

While we are encouraged by the scientific progress on programs for acute myeloid leukemia (CNTY-104) and multiple myeloma (CNTY-106) under the agreement and their commercial potential, consistent with the pre-clinical pipeline prioritization announced in March 2025, these programs will not be progressing internally at this time and may present out-licensing opportunities or be re-evaluated in the future.

iCELL Inc.

On March 20, 2020, we entered into an exclusive sublicense, or the iCELL Sublicense, with iCELL Inc., or iCELL, for certain patents related to an immune function reconstruction method using multipotent stem cells and the method for producing antigen specific T-cells, in each case, to research, develop and commercialize products in the United States, France, Germany, Italy, Liechtenstein, the Netherlands, Switzerland and the UK and any other countries where valid claims exist. Additionally, we received a non-exclusive license to such rights in Japan. The rights sublicensed to us under the iCELL Sublicense were licensed to iCELL by the University of Tokyo, or UTokyo, pursuant to an exclusive license agreement, or the UTokyo License. iCELL reserved for itself and for UTokyo an irrevocable, nonexclusive, royalty-free license to make and use certain non-public information for their own internal educational and research activities.nThe initial term of the sublicense expires on the later of (i) March 31, 2027, or (ii) the expiration of the last-to-expire valid claim covering a licensed product, which is currently expected to expire in 2033. iCELL may terminate the agreement with 30 days’ notice if we have failed to make a payment within 60 days of such payment becoming due and we do not cure such breach within 30 days of written notice. We may terminate the agreement upon 90 days’ written notice if any third party brings a claim against us related to the licensed patents or technology and such claim is not settled within 90 days. Pursuant to the iCELL Sublicense, we paid an upfront license issue fee in the low six-figures and we agreed to make low single-digit percentage royalty payments until the last-to-expire valid claim under the licensed patents to iCELL on certain net sales amounts of the products developed under the iCELL Sublicense, as well as commercial milestone payments on a country-by-country basis based on certain net sales amounts related to products developed under the iCELL Sublicense in the aggregate of $70 million. We also agreed to make certain milestone payments to iCELL upon the achievement of certain developmental and regulatory milestones in the aggregate of $4.25 million. Upon the termination of the UTokyo License, iCELL will use good faith efforts to assist us in exercising any rights available to us under the UTokyo License to become a direct licensee of UTokyo. The iCELL Sublicense also contains customary representation and warranties, confidentiality, insurance, audit, indemnification and miscellaneous provisions.

Inscripta

In January 2019, we entered into a non-exclusive license agreement with Inscripta, Inc. Under the license agreement, we obtained a non-exclusive, worldwide, royalty-free, irrevocable license to a patent portfolio covering the composition, production, and use of CRISPR-MAD7, a novel gene-editing CRISPR endonuclease from the Eubacterium rectale genome. The license agreement does not contain any payment terms; thus no payments have been made, or will be made, to Inscripta under the license agreement. The licensed intellectual property includes two issued U.S. patents and any pending applications claiming priority therefrom. Our license covers the use of CRISPR-MAD7 to perform research and development in both academic and commercial setting and use of MAD7 to perform commercial services, provided that such use may not include the (i) sale or resale of MAD7, including as part of a therapeutic product, (ii) continued use of MAD7 in a commercial manufacturing process or (iii) use of MAD7 in the editing of human embryos. Such license will expire upon the expiration of the last valid claim under the licensed patents, which is currently expected to expire in 2037. These licensed issued patents and any licensed patents that may issue from these pending patent applications will expire in 2037, without giving effect to any patent term adjustment or extension.

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

We have sought patent protection in the United States and other countries throughout the world related to each of our pipeline programs, including our CNTY-101 product candidate, as well as other iPSC-derived engineered CAR cells comprising certain transgene insertions and deletions, including our proprietary Allo-Evasion™ technology. We have an issued US Patent No. 11,661,459 directed to the safety switch construct incorporated in our CNTY-101 product, and an allowed US Patent Application No. 18/193,030 directed to a composition that includes the iPSC or derivative cell thereof having safety switch construct incorporated in our CNTY-101 product. We have also filed patent applications related to our other product candidates, including CNTY-104, CNTY-107, CNTY-308, and CNTY-341. We have also filed patent applications relating to our T-cell platform related to compositions and methods for generating alpha-beta and gamma delta T-cells from

iPSCs. Additionally, we have filed a patent application on gene transfer vectors and methods of engineering iPSCs. We have also filed patent applications related to genetically engineered cells expressing CD16 variants and NKG2D and uses thereof as well as other technologies. This portfolio covers compositions of programmed cellular immunotherapies, our proprietary Allo-Evasion™ technology and our platform for industrial scale iPSC engineering and differentiation. The portfolio also includes technology for a universal CAR cell platform and a novel safety switch which includes an issued US Patent No.11,883,432. These issued patents and any patents that may be issued from allowed patent applications will expire on dates in 2041, without giving effect to any patent term adjustment or extension.

We have also filed provisional and/or non-provisional patent applications related to iPSC-derived cells engineered to express CXCR4. Additionally, through our acquisition of Clade Therapeutics, Inc., we acquired patent applications related to (i) methods of making and using single positive T cells, and (ii) cells engineered with one or both of a CD300a and NKG2A binding domain to enhance cell cloaking. With regard to such United States provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Such applications may not result in issued patents and, even if patents do issue, such patents may not be in a form that will provide us with meaningful protection for our product candidates. We also rely on trade secrets that may be important to the development of our business, but which may be difficult to protect and provide us with only limited protection.

We expect to file additional patent applications in support of current and new clinical candidates as well as new platform and core technologies. Our commercial success will depend in part on obtaining, maintaining, protecting, and enforcing patent protection and trade secret protection of our current and future product candidates and the methods used to develop and manufacture them, as well as successfully defending such patents against third-party challenges and operating without infringing, violating or misappropriating the intellectual property or proprietary rights of others. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. For this and more comprehensive risks related to our intellectual property, please see “Risk factors—Risks related to our intellectual property.”

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

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy the enablement requirement of the patent laws. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates, platform, or technology. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. In addition, any patents that we hold may be challenged, circumvented or invalidated by third parties.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific, and factual questions. Our commercial success will also depend in part on not infringing, violating, or misappropriating the intellectual property or proprietary rights of third parties. Third-party patents could require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses, which may not be available on commercially reasonable terms, or at all, or cease certain activities. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. Further, our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our product candidates may have a material adverse impact on us. For more information, see “Risk Factors—Risks related to intellectual property.”

In addition to patent protection, we also rely on trade secrets, know-how, other proprietary information and/or continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions. For more information regarding the risks related to our intellectual property, see “Risk factors—Risks related to our intellectual property.”

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

Intellectual property relating to genetic engineering

In January 2019, we entered into a non-exclusive license agreement with Inscripta, Inc. Under the license agreement, we obtained a non-exclusive, royalty-free, irrevocable license to a patent portfolio covering the composition, production, and use of CRISPR-MAD7, a novel gene-editing CRISPR endonuclease from the Eubacterium rectale genome. The intellectual property includes two issued U.S. patents and any pending applications claiming priority therefrom. Our license covers the making and using of CRISPR-MAD7 for editing iPSCs, making master engineered iPSC lines and using master engineered iPSC lines to manufacture human therapeutic products. These issued patents and any patents that may be issued from these pending patent applications will expire in 2037, without giving effect to any patent term adjustment or extension.

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

Intellectual property relating to engineered iPSCs and derivative cells

Currently, we own two issued US patents and fifteen pending US utility patent applications and five pending provisional patent applications covering our engineered iPSC cells, cell differentiation technology, compositions of engineered cellular immunotherapies, and gene transfer vectors and methods of engineering iPSC cells. The portfolio includes composition of matter claims covering CNTY-101, as well as other iPSC-derived engineered CAR cells comprising certain transgene insertions and deletions, including our proprietary Allo-Evasion™ technology. We have an issued US patent No. 11,661,459 directed to the safety switch construct incorporated in our CNTY-101 product and an issued US patent with claims directed to a universal CAR cell platform. We have also filed patent applications relating to our T-cell platform related to compositions and methods for generating alpha-beta and gamma-delta T cells from iPSCs. We have also filed patent applications related to a novel safety switch. Any U.S. patents that may issue from such pending provisional patent applications would expire in from 2040-2043, without giving effect to any patent term adjustment or extension.

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

Competition

The biotechnology and pharmaceutical industries have made substantial investment in recent years in the rapid development of novel immunotherapies for the treatment of a range of pathologies, including cancers, and autoimmune disorders, making this a highly competitive market.

We face substantial competition from multiple sources, including large and specialty pharmaceutical, biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of immunotherapy and, furthermore, within the treatment of cancers and autoimmune disorders. In addition to the current standard of care treatments for patients with cancers or autoimmune disorders, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies and product candidates in the field of immunotherapy. Results from these studies and trials have fueled increasing levels of interest in the field of immunotherapy.

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include but are not limited to AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, and Roche. Some of these companies, such as Bristol-Myers Squibb, Novartis, and Roche, are also developing cell therapy therapies for autoimmune diseases.

Companies that compete with us directly on the level of the development of product candidates targeting B-cell lymphomas include but are not limited to Gilead Sciences, Novartis, and Bristol-Myers Squibb, among others. Companies developing Nectin-4 targeted agents include but are not limited to Pfizer, Astellas, and Bicycle Therapeutics.

Other emerging biopharmaceutical companies which can potentially develop competing cell therapy candidates to treat both cancer and autoimmune diseases include but are not limited to Adicet Bio, Allogene Therapeutics, Artiva Biotherapeutics, Caribou Biosciences, CRIPSR Therapeutics, Fate Therapeutics, Nkarta Therapeutics, and Sana Biotechnology. Furthermore, companies pursuing the development of cell therapies in autoimmune diseases include but are not limited to Cabaletta Bio, Cartesian Therapeutics, and Kyverna Therapeutics.

Competition may also arise from non-cell therapy modalities, such as bispecific antibodies and T cell engagers. Many of our competitors, either alone or in combination with their respective strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, the regulatory approval process, and marketing than we do. Mergers and acquisition activity in the pharmaceutical, biopharmaceutical, and biotechnology sector is likely to result in greater resource concentration among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through sizeable collaborative arrangements with established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Government regulation

In the United States, biologic products are licensed by the U.S. Food and Drug Administration, or FDA, for marketing under the Public Health Service Act, referred to as the PHS Act, and regulated under the Federal Food, Drug, and Cosmetic Act, or the FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, reporting, advertising and other promotional practices involving biologic products. FDA clearance must be obtained before clinical testing of biologic products. FDA licensure also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States development process

The process required by the FDA before a biologic product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to Good Laboratory Practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	preparation of clinical trial material in accordance with current Good Manufacturing Practices, or cGMPs;
●	submission to the FDA of an application for an investigational new drug, or IND, which must become effective before human clinical trials may begin;
●	approval by an institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed biologic product for its intended use;
●	submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of nonclinical testing and clinical trials;
●	satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biologic product is produced to assess compliance with cGMP, to assure that the facilities, methods, and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA;

●	potential FDA Advisory Committee meeting to elicit expert input on critical issues and including a vote by external committee members;
●	FDA review and approval, or licensure, of the BLA, and payment of associated user fees, when applicable; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategies, or REMS, and the potential requirement to conduct post-approval studies.

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

Clinical trials may involve the administration of the biologic product candidate to healthy volunteers or subjects under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials involving some products for certain diseases, including some rare diseases, may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects or his or her legal representative provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee.

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

Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control. Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor interprets the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials.

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

Following approval, manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies. Manufacturing facilities are subject to biennial inspections by the FDA and periodic inspections by certain state agencies for compliance with cGMP requirements and other regulatory requirements. Such inspections may result in an issuance of FDA Form 483 deficiency observations, untitled letters, or warning letters, which can lead to plant shutdown and other more serious penalties and fines.

Annual product reports are required to be submitted annually. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse events, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

Orphan designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure before and during the first year after a marketing authorization, or MA. Fee reductions are not limited to the first year after a marketing authorization for small and medium enterprises. In addition, if a product that has an orphan designation subsequently receives a centralized MA for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application to market a similar medicinal product for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Competitors may receive marketing approval of different drugs or biologics for the indications for which the orphan product has exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication at any time if:

●	the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
●	the MA holder of the authorized product consents to a second orphan medicinal product application; or
●	the MA holder of the authorized product cannot supply enough orphan medicinal product.

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

Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011 and subsequent legislation, among other things, include aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year, which remain in effect through 2023. Further, the American Taxpayer Relief Act, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective

January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D that replace the previous Coverage Gap Discount Program; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have just one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

President Biden issued – and President Trump is expected to issue – multiple executive orders that seek to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the presidential administration may reverse or otherwise change these measures, both the presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Human capital resources

As of March 1, 2025, we had 140 full-time employees and 10 part-time employees. Of our 150 full and part-time employees, 131 are engaged in research and development activities. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure competitiveness compared to similar biotechnology and biopharmaceutical companies with which we compete for talent, as well as fair and equitable treatment across our workforce with respect to gender, race, and other personal characteristics.

We are an equal opportunity employer and we maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. Our employees are not part of any collective bargaining agreements, and we believe that we have good relations with our employees.

Facilities

Our principal executive offices are located in Philadelphia, Pennsylvania. We primarily operate in office and laboratory spaces in Philadelphia, Pennsylvania pursuant to a lease that expires in March 2034. Additionally, we lease office and lab space in Boston, Massachusetts pursuant to a lease that expires in November 2030. We also operate in a cell therapy manufacturing facility in Branchburg, New Jersey pursuant to a lease expiring in February 2037. We believe that our current facilities are adequate to meet our ongoing needs. We have leases for lab and office space we’ve currently vacated in Philadelphia with expirations in December 2025 and October 2031 that we are actively marketing for sublease. Additionally, we have a lease for office space in Seattle that expires in September 2030 that is currently under a sublease that expires in November 2025.

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

●	We have a limited operating history, have incurred significant losses since our inception, expect that we will continue to incur significant losses for the foreseeable future, and require additional funding in order to finance operations;
●	We have never generated revenue from product sales and may never achieve or maintain profitability;
●	We are early in our development efforts and our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize our current and future product candidates;
●	We are highly dependent on the success of our lead product candidate, CNTY-101, which is currently undergoing a Phase 1 clinical trials, and our other product candidates;
●	Utilizing CAR-iNK and CAR-iT cells represents a novel approach to immuno-oncology treatment of cancer and autoimmune diseases, and we must overcome significant challenges in order to develop, commercialize, and manufacture our product candidates;
●	Gene-editing is a rapidly developing technology, and our success is dependent upon our ability to effectively utilize this technology in our product candidates and implement future technological advancements in gene-editing;
●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	As an organization, we have limited experience designing or implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs;
●	The manufacture and distribution of our iPSC-derived cell product candidates is complex and subject to a multitude of risks, and these risks could substantially increase our costs and limit the clinical and commercial supply of our product candidates;
●	Cell-based therapies depend on the availability of reagents and specialized materials and equipment which in each case are required to be acceptable to the FDA and foreign regulatory agencies. Such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We rely on third-party suppliers for various components, materials, and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components;

●	We rely on third parties for the manufacture of some of our product candidates for development, and we are beginning to operate our own manufacturing facility for the production of certain of our product candidates. Operational issues with our own facility or with third party facilities could delay our development plans and thereby limit our ability to generate revenue;
●	We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators;
●	If we are unable to successfully commercialize CNTY-101 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed;
●	Any pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our drug candidates;
●	Our success depends on obtaining, protecting, maintaining, and enforcing our intellectual property rights and our proprietary technologies, including intellectual property rights that are licensed to us;
●	We do not currently own issued patents relating to some of our product candidates;
●	If any of our license agreements with FUJIFILM Cellular Dynamics Inc., or FCDI, are terminated, we could lose our rights to key components enabling our iPSC-derived allogenic cell therapy platforms;
●	Our commercial success depends significantly on our ability to operate without infringing, misappropriating, or otherwise violating the patents and other intellectual property and proprietary rights of thirds parties. Claims by third parties that we infringe, misappropriate, or violate their intellectual property or proprietary rights may result in liability for damages or prevent or delay our development and commercialization efforts, and the intellectual property landscape around gene-editing technology is highly dynamic, and third parties may initiate and prevail in legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights;
●	If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock;
●	The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses; and
●	Our executive officers, directors, principal stockholders, and affiliates continue to exercise significant control over our company, which limits the ability of our other stockholders to influence corporate matters and could delay or prevent a change in corporate control.

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

We are an early stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, conducting clinical trials of CNTY-101, undertaking preclinical studies, in-licensing intellectual property, and acquiring and integrating Clade Therapeutics, Inc., or Clade. We have not yet demonstrated our ability to successfully complete a clinical trial, or submit a biologics license application, or BLA, for a product candidate, obtain regulatory approval for any product candidate, manufacture a product at a commercial-scale or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any assumptions you make about our future success or viability may not be as informed as they could be if we had a longer operating history.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses for the years ended December 31, 2024 and 2023 were $126.6 million and $136.7 million, respectively. As of December 31, 2024, we had an accumulated deficit of $782.3 million.

Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, our clinical trials of CNTY-101, our acquisition of Clade, our acquisition of IPR&D and from general and administrative costs associated with our operations. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license, or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance our induced pluripotent stem cells, or iPSC-derived allogeneic, cell therapy platforms;
●	continue the clinical development of CNTY-101 and the preclinical and clinical development of our other product candidates;
●	seek to discover and develop additional product candidates;
●	establish and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our other product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;

●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, such as operational, financial, and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts; and
●	increase our employee headcount and related expenses to support these activities.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical activities and clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. We have financed our operations primarily through private placements of our securities and our initial public offering of common stock, or IPO, which closed in June 2021. Our research and development expenses increased from $92.7 million for the year ended December 31, 2023 to $107.2 million for the year ended December 31, 2024. As of December 31, 2024, we had cash, and cash equivalents of $58.4 million and investments of $161.7 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditures requirements. Based on our current business plans, we believe our cash, cash equivalents and investments will be sufficient for us to fund our operating expenses and capital expenditures into the fourth quarter of 2026.

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

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from inflation, pandemics, political unrest and hostilities, or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. In July 2022, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150 million from time to time through Cowen acting as our sales agent, or the 2022 ATM Facility. For the year ended December 31, 2024, 4,084,502 shares of common stock were issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds.. In April 2024, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain institutional accredited investors, or the PIPE Investors, pursuant to which we agreed to issue and sell to the PIPE Investors in a private placement an aggregate of 15,873,011 shares of common stock at a price per share of $3.78, or the Private Placement. We received aggregate gross proceeds from the Private Placement of approximately $60 million, before deducting placement agent fees and offering expenses.

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

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is listed on The Nasdaq Global Select Market, which imposes continued listing requirements with respect to listed securities, including a minimum bid price requirement.

As previously disclosed, on February 26, 2025, we received notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC, or Nasdaq, that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq listing rules, we have an initial compliance period of 180 calendar days, or until August 25, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days prior to August 25, 2025. If we do not regain compliance by August 25, 2025, we may be eligible for an additional 180 calendar day compliance period if we apply to transfer the listing of our common stock to the Nasdaq Capital Market and meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period. As part of its review process, Nasdaq will make a determination as to whether it believes we will be able to cure this deficiency. If Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would have the right to appeal any determination to delist our common stock, and our common stock would remain listed on the Nasdaq Global Select Market until the appeal process is complete.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement, otherwise maintain compliance with other applicable Nasdaq listing rules, or be successful in appealing any delisting determination. If Nasdaq delists our common stock, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for trading of our securities, all of which would likely reduce the market price of our common stock. In addition, our common stock could be considered a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading activity in the secondary trading market for our common stock. Delisting could result in additional adverse consequences including reduced ability to issue additional securities or obtain additional financing on terms acceptable to us, or at all, as well as the potential loss of confidence of our customers, suppliers and employees, any of which could harm our business and future prospects. Even the perception that we are at heightened risk of delisting could also result in certain of the above these consequences, which could negatively impact the market price and trading volume of our common stock, and harm our stockholders and our business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

To the extent that we continue to generate taxable losses, subject to certain limitations, unused losses will carryforward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes to offset its post-change income may be limited. We were formed in 2018 as Century Therapeutics, Inc., or Prior Century. In 2019, in connection with our investment from Bayer, Prior Century contributed substantially all of its operating assets and cash to a newly formed entity, Century Therapeutics, LLC. Our business was operated through Century Therapeutics, LLC, until February 2021, at which time we converted into a Delaware C corporation. Upon completion of this conversion, Prior Century, whose only significant asset was its equity investment in Century Therapeutics, LLC, merged with the C corporation, and in connection therewith the C corporation changed its name to “Century Therapeutics, Inc.” We believe that Prior Century or we may have experienced an ownership change in the past, which may affect our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Further, the impacts geopolitical turmoil, such as the ongoing Ukrainian War and Israel-Hamas war (including any escalation or expansion), social unrest, political instability in the United States and elsewhere, terrorism, cyberwarfare or other acts of war, could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, or developments relating to pandemics, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

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

We are early in our development efforts. We have discontinued the Phase 1 ELiPSE-1 clinical trial of CNTY-101 and are currently completing assessments in patients with relapsed or refractory CD19-positive B-cell lymphomas at clinical sites in the US. In the third quarter of 2024, we initiated our Phase 1 CALiPSO-1 clinical trial of CNTY-101 in patients with moderate to severe SLE, including indication-specific cohorts of Lupus Nephritis, or LN, patients, diffuse cutaneous Systemic Sclerosis, or dcSSc, patients and idiopathic inflammatory myopathy, or IIM, patients. We have activated a number of clinical sites in the United States and expect to activate additional sites in the coming months, with ability to enroll patients across indications. We have submitted a clinical trial application (CTA) for the CALiPSO-1 trial to Europe, to include clinical sites in a number of EU countries. Clinical investigation of cell therapies in both B-cell lymphomas and autoimmune diseases including SLE, LN, IIM, and SSc is highly competitive. Moreover, cell therapy modalities as a treatment for autoimmune diseases are a relatively new use, and rheumatology physicians and hospital processes are just beginning to be familiar and comfortable with their use. As a result, the execution and speed of enrollment of clinical trials in these novel and competitive areas are difficult to predict.

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

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, and minimally efficacious dose studies in animals, where applicable, and in accordance with Good Laboratory Practices, or GLPs;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under the FDA’s Good Clinical Practices, or GCPs, and GLPs;
●	successful progression and execution of investigator-initiated trials and collaborative relationship with investigators
●	positive results from our ongoing, planned, and future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;

●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with CMOs for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection, and/or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community, and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability, and efficacy profile of our product candidates following approval.

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

While we have successfully initiated the clinical development of CNTY-101 which now has a single sponsored Phase 1 clinical trial ongoing, and one investigator-initiated clinical trial expected to initiate in mid-2025, we cannot guarantee that an IND or CTA application will be cleared to proceed after submission to the FDA or other global health authorities for any additional indications or any of our other product candidates or that CNTY-101 or our other product candidates will be allowed to complete clinical developments and approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials and regulatory approvals, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that CNTY-101 or our other product candidates will be complete and be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit, or deny development or approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory authorizations or approvals will delay or harm our ability to successfully develop and commercialize CNTY-101 or our other product candidates and materially adversely affect our business, financial condition, results of operations, and growth prospects.

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

Our success depends on our ability to utilize our iPSC-derived allogeneic cell therapy platforms to generate chimeric antigen receptors, or CAR-iNK and CAR-iT cell product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. Though iPSC-derived cell therapy product candidates have been evaluated by others in clinical trials, our lead product candidate has only commenced evaluation in Phase 1 clinical trials, and we may experience unexpected or adverse results in the future. We are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. All of our product candidates developed from our iPSC allogeneic cell therapy platforms will require significant clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before they can be successfully commercialized. In addition, we utilize our proprietary Allo-Evasion technology in our product candidates, which has only been tested in our initial clinical trials, and we may modify our technology for additional product candidates and such technology as so modified will not have been tested in a clinical setting. If any of our product candidates encounter safety or efficacy problems, including as a result of our use or modification of our Allo-Evasion technology, developmental delays, or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core iPSC technology.

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

Utilizing CAR-iNK and CAR-iT cells represents a novel approach to immuno-oncology treatment of cancer and autoimmune diseases, and we must overcome significant challenges in order to develop, commercialize, and manufacture our product candidates.

We have concentrated our research and development efforts on developing CAR-iNK and CAR-iT cell therapies. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for our product candidates. Because our iPSC-derived allogeneic cell therapy platforms are novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating our product candidates utilizing CAR-iNK and CAR-iT cells. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications, if and when submitted, increase our development costs, and delay or prevent commercialization of our iPSC-derived allogeneic cell therapy platform products. Additionally, advancing novel immuno-oncology and autoimmune cell therapies creates significant challenges for us, including:

●	developing and sustaining a manufacturing process to produce our cells on a large scale and in a cost-effective manner;
●	educating medical personnel regarding the potential side-effect profile of our cells and, as the clinical program progresses, on any observed side effects with the therapy;
●	unanticipated technical limitations of our CRISPR-MAD7 gene editing technology; and
●	establishing sales and marketing capabilities, as well as developing a distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order for us to successfully develop, commercialize, and manufacture our product candidates utilizing CAR-iNK and CAR-iT cells. In addition, although CNTY-101 and our future product candidates may differ in certain ways from other cancer immunotherapies and autoimmune diseases, including CD19-directed autologous CAR-T cell immunotherapies, serious adverse events, deaths or other unexpected safety issues in other companies’ clinical trials or that are discovered from post-marketing data sources involving cancer immunotherapies, more generally, even if unrelated to our product candidates, could negatively impact our business. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all currently approved BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies. While CNTY 101 is designed to utilize a different mechanism of action, FDA’s ongoing post-market monitoring of CAR-T therapies could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that may receive approval, and a decrease in demand for any such product candidates.

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

We use a CRISPR-based nuclease to enable precise editing of the iPSC genome. For CNTY-101, we used the nuclease Cpf-1 but have shifted to CRISPR-MAD7 for all subsequent product candidates, and we may utilize CRISPR-MAD7 for CNTY-101 in the future. We decided to shift to CRISPR-MAD7 because we entered into a license agreement with Inscripta, Inc. and obtained a non-exclusive, royalty-free, irrevocable license to a patent portfolio covering the composition, production, and use of CRISPR-MAD7. We have optimized the protocols to produce CRISPR-MAD7 and have achieved similar cutting and HDR efficiencies compared to Cpf-1, but we do not have as much experimental data with CRISPR-MAD7 as we do with Cpf1. We may encounter technical liabilities associated with CRISPR-MAD7 that could force us to use a different CRISPR nuclease which could delay our programs and require us to enter into a license agreement for additional technology, which may not be available on commercially reasonable terms or at all.

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

In addition, the cell therapy industry is rapidly developing, and our competitors may introduce new gene-editing technologies that render our technology less attractive. As the FDA and foreign regulatory authorities begin issuing product approvals for gene-editing products, post-market adverse events or findings could adversely impact developers of gene-editing technologies or competitive pressures may force us to implement new gene-editing technologies at a substantial cost or delay in our clinical development process. In addition, regulatory requirements in the United States and in other jurisdictions governing the development of gene therapy products have changed frequently and may continue to change in the future. Our competitors may have greater financial, technical, and personnel resources that allow them to implement new gene-editing technologies before we can. We cannot be certain that we will be able to implement new gene-editing technologies on a timely basis or at a cost that is acceptable to us. If we are unable to implement technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. This includes FDA’s evolving view of whether switching studies are needed to support a demonstration of interchangeability.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us, and other factors, such as future pandemics, over which we have no control. Furthermore, we are relying and expect to continue to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our current and future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in our current and future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

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

The design and implementation of clinical trials is a complex process. While the employees who will implement our clinical trials have experience in the field, we, as an organization, have not completed any clinical trials. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding.

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

Beyond CNTY-101, we may not be able to file our INDs or CTAs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA or other global health authorities may not permit us to proceed.

We expect our pipeline to yield multiple additional INDs or CTAs, including INDs or CTAs for CNTY-308,and CNTY-341 product candidates from our iPSC-derived allogeneic cell therapy platforms. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that result in suspension or termination of such clinical trials. The manufacturing of our product candidates remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, and unfavorable findings may delay or prevent the FDA from allowing us to proceed with clinical trials. Further, FDA guidelines for IND submissions may differ from those in the EU. For example, the cell line used to develop IPSC-308 and IPSC-341 was manufactured by Catalent under EU standards. Because the FDA guidelines with respect to the manufacture and utilization of donor cells is not the same as in the EU, IND clearance for IPSC-308, IPSC-341 and any other product candidates using cell lines developed under non-FDA standards may be delayed or ultimately not achieved which could impact our development timelines and harm our business, operating results, prospects, or financial condition.

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

We focus on the development of programmed cellular immunotherapies for patients with cancer and autoimmune diseases, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC-derived allogeneic cell therapy platforms are designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures may not yield commercially viable product candidates.

We intend to study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse events or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients we intend to treat with our product candidates may also receive chemotherapy agents, radiation, chronic immunosuppressants, biologics/monoclonal antibodies, and/or other cell therapy treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates, if approved. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business.

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

We have been collecting data about CNTY-101 in preclinical studies,our Phase 1 ELiPSE-1 clinical trial, and Phase 1 CALiPSO-1 clinical trial. While, to date, CNTY-101 has been generally well tolerated, the information regarding the side-effect profile of CNTY-101 and other future products in humans is limited. Accordingly, we may experience unexpected side effects and/or higher levels of known side effects in clinical trials, including adverse events known in cell therapies. These include the potential for, among others, cytokine release syndrome, or CRS, and neurotoxicity, or immune effector cell-associated neurotoxicity syndrome. B-cell directed therapies may also demonstrate infusion reactions/hypersensitivity, serious infections, prolonged cytopenias, hypogammaglobulinemia/B-cell aplasia, and secondary malignancies. Some of these events have been noted in our clinical trials, but have not been DLTs or resulted in pauses to enrollment.

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

In addition, although CNTY-101 and our future product candidates may differ in certain ways from other cancer immunotherapies and autoimmune diseases, including CD19-directed autologous CAR-T cell immunotherapies, serious adverse events, deaths or other unexpected safety issues in other companies’ clinical trials or that are discovered from post-marketing data sources involving cancer immunotherapies, more generally, even if unrelated to our product candidates, could negatively impact our business. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies following reports of T cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all currently approved BCMA- and CD-19-directed genetically modified autologous T cell immunotherapies. While CNTY-101 is designed to utilize a different mechanism of action, FDA’s ongoing post-market monitoring of CAR-T therapies could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that may receive approval, and a decrease in demand for any such product candidates.

Public opinion and scrutiny of cell-based immuno-oncology therapies for treating cancer or immune-related disorders, or negative clinical trial results from our cell-based therapy competitors, may impact public perception of our company and product candidates, or impair our ability to conduct our business.

Our iPSC-derived allogeneic cell therapy platforms utilize a relatively novel technology involving the genetic modification of iPSCs and utilization of those modified cells in other individuals, and no iNK cell-based immunotherapy has been approved to date. Public perception may be influenced by claims, such as claims that cell-based immunotherapy is unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general, or negative clinical trial results from our cell-based therapy competitors, could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

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

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for such trial. We must also ensure that our preclinical studies and clinical trials are conducted in accordance with GLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, or comparable foreign regulatory authorities may require us to perform additional studies.

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

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our clinical cell processing facilities and CMOs have purchased equipment, materials, and disposables, such as automated cell washing devices, automated cell warming units, commercially available media, and cell transfer and wash sets, used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under GMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. As a result macroeconomic factors, the business and operations of our suppliers may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. An inability to continue to source product from any of these suppliers, which could be due to the impacts of global pandemics, macroeconomic factors, recent regulatory actions, or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

We rely on third parties for the manufacture of some of our product candidates for development, although we now operate our own manufacturing facility for the production of certain of our product candidates.

We are now operating our own manufacturing facility but still rely on FCDI for the manufacture of some of our product candidates and CMOs for the manufacture of related raw materials for clinical and preclinical development. It is uncertain whether we will be able to utilize our own manufacturing facilities for commercial manufacturing of our products and therefore, we may need to rely on third parties for commercial manufacturing if any of our product candidates receive marketing approval. We have partnered with FCDI for the manufacture and supply of some of our product candidates for future clinical development, as well as to establish commercial supplies of some of our product candidates, if approved. If either of our Manufacturing Agreement or Master Collaboration Agreement with FCDI terminates, and if we need to enter into alternative arrangements, our product development activities could be delayed and our business, financial condition, results of operations, and prospects may be materially harmed. We completed construction of our own 53,000 square foot GMP manufacturing facility in Branchburg, New Jersey as well as the fit-out and qualifications for the facility in 2022 and the facility is operational.

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

Any performance failure on the part of us or our existing or future CMOs could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. If our current CMOs cannot perform as agreed or if we face manufacturing issues at our own GMP manufacturing facility in Branchburg, New Jersey, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

We cryogenically store our CAR-iNK and CAR-iT cells and master and working cell banks of the engineered iPSC cells at both our own manufacturing facility and at third-party facilities

The CAR-iNK and CAR-iT cells and the master and working cell banks of the engineered iPSC cells are stored in freezers at both third-party biorepositories and in our freezers at our manufacturing facility. If these materials are damaged at either or both our or these third-party facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we may need to establish replacement CAR-iNK and CAR-iT cells and master and working cell banks of the engineered iPSC cells, which would impact clinical supply and delay patient treatment. If we are unable to establish replacement materials, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

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

If we are successful in obtaining marketing approval from applicable regulatory authorities for CNTY-101 or any of our other product candidates, our ability to generate revenues from such product candidates will depend on our success in:

●	launching commercial sales of our product candidates, whether alone or in collaboration with others;
●	receiving an approved label with claims that are necessary or desirable for successful marketing, and that does not contain safety or other limitations that would impede our ability to market our product candidates;
●	creating market demand for our product candidates through marketing, sales, and promotion activities;
●	hiring, training, and deploying a sales force or contracting with third parties to commercialize our product candidates;
●	manufacturing, either on our own or through third parties, product candidates in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;
●	establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
●	creating partnerships with, or offering licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;
●	obtaining, maintaining, protecting, and enforcing patent and trade secret protection and regulatory exclusivity for our product candidates;
●	achieving market acceptance of our product candidates by patients, the medical community, and third-party payors;

●	achieving appropriate reimbursement for our product candidates, if approved;
●	effectively competing with other therapies; and
●	maintaining an acceptable tolerability profile of our product candidates following launch.

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

We are developing off-the-shelf cell therapies by differentiating engineered iPSC into NK-, T-, or other immune cells for the treatment of various cancers and autoimmune diseases. While we believe our genetically engineered immune effector cell therapies derived from iPSC are highly differentiated, a number of companies are currently focused on the development of cellular immunotherapies for the treatment of cancer and autoimmune diseases. In addition, because reprogramming technology and gene editing technology are available on a non-exclusive basis, the number of companies developing iPSC-derived products and products using gene-editing technology is expected to increase, which will increase competitive pressure on us. Moreover, the reprogramming technology licensed to us from FCDI and the gene-editing technology licensed to us from Inscripta, Inc. are each licensed to us on a non-exclusive basis, and therefore third parties may obtain licenses to the same technology to compete with us.

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include but are not limited to AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer, and Roche. Some of these companies, such as Bristol-Myers Squibb, Novartis, and Roche, are also developing cell therapy therapies for autoimmune diseases.

Companies that compete with us directly on the level of the development of product candidates targeting B-cell lymphomas include but are not limited to Gilead Sciences, Novartis, and Bristol-Myers Squibb, among others. Companies developing Nectin-4 targeted agents include but are not limited to Pfizer, Astellas, and Bicycle Therapeutics.

Other emerging biopharmaceutical companies which can potentially develop competing cell therapy candidates to treat both cancer and autoimmune diseases include but are not limited to Adicet Bio, Allogene Therapeutics, Artiva Biotherapeutics, Caribou Biosciences, CRIPSR Therapeutics, Fate Therapeutics, Nkarta Therapeutics, and Sana Biotechnology. Furthermore, companies pursuing the development of cell therapies in autoimmune diseases include but are not limited to Cabaletta Bio, Cartesian Therapeutics, and Kyverna Therapeutics..

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new products could limit our product revenues.

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

If we or our contractors fail to comply with applicable regulatory requirements following approval, if granted, of CNTY-101 or our other product candidates, a regulatory authority may:

●	issue a warning letter, untitled letter, or Form 483, asserting that we are in violation of the law;
●	request voluntary product recalls;
●	seek an injunction or impose administrative, civil, or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto);
●	restrict the marketing or manufacturing of the product;
●	seize or detain the product or otherwise require the withdrawal of the product from the market;
●	refuse to permit the import or export of product candidates; or
●	refuse to allow us to enter into supply contracts, including government contracts.

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

We focus our research and product development on differentiating engineered iPSC into NK-, T-, or other immune cells for the treatment of various cancers and autoimmune diseases. Our projections of both the number of people who have these cancers or autoimmune diseases, as well as the subset of people with these cancers or autoimmune diseases who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of such cancers. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost, and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug and biologic pricing, and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, for which we receive marketing approval, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

We are highly dependent upon our senior management, particularly Brent Pfeiffenberger, Pharm.D., our Chief Executive Officer, as well as our senior scientists and other members of our executive team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials, or the commercialization of CNTY-101 and our other product candidates. We have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

As of March 1, 2025, we had 150 employees and consultants and most of our employees are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;
●	managing our internal development efforts effectively, including additional clinical and FDA or other comparable authority review process for CNTY-101 and our other product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial, and management controls, reporting systems, and procedures.

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

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. For example, we experienced modest delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs and academic institutions that have since resumed operations, and due to governmental responses to the pandemic. Any future pandemic, epidemic or outbreak of an infectious disease could have similar effects. Furthermore, economic recessions, increased inflation and/or interest rates, and any disruptions to our operations or workforce availability, including those brought on by the effects of a health epidemic may have a negative effect on our operating results. The foregoing could result in an adverse effect on our business, results of operations, financial condition and cash flows.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit, and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers, and clinical trial information. Despite our implementation of security measures, our internal computer systems, and those of our CROs, CMOs, information technology suppliers, and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks, and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures, and sophisticated cyber-attacks, including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). Additionally, our security measures or those of our vendors could be breached as a result of employee theft, exfiltration, misuse, malfeasance, or unintentional events. A successful cyberattack or other data breach could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud, and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud, or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack or breach could cause serious negative consequences for us, including, without limitation, breach notification(s) and other disclosure requirements, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss, and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we and our third-party vendors have from time-to-time experienced threats and security incidents that could affect our information or systems. We realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security incidents that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU and UK GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for, or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting, and controlling such cyberattacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions, or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects, and cash flows. Any failure by such third parties to prevent or mitigate security incidents or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

Failure to comply with current or future federal, state, and foreign laws and regulations and industry standards relating to privacy and data protection laws could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We or our collaborators collect, use, process, store and transfer certain personal and/or confidential information as part of our normal business operations. We are therefore subject to federal, state, and international laws and regulations governing the privacy and security of confidential information and personal data. In the United States, we are subject to numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, governing the collection, use, disclosure, storage, transfer, protection, and disposal of health-related and other the personal and/or confidential information we and/or our collaborators utilize A failure or perceived failure to comply with these current or future federal, state, and international laws and regulations and industry standards relating to data privacy and security could lead to investigatory or regulatory action, private litigation or class actions that could result in exposure to civil or criminal penalties, monetary or statutory damages, attorney fee awards and/or exposure to adverse publicity that could negatively affect our operating results and business.

At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern. In addition, certain state laws govern privacy and security of personal information.

Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and cybersecurity incidents or data breaches, and laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. Such laws are not consistent, and compliance in the event of a widespread security incident may be costly and could disrupt our operations. By way of example, the CCPA created individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA also provided for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the CCPA was amended by a California ballot initiative, the California Privacy Rights Act, or the CPRA, which became effective on January 1, 2023. The amendments introduced by the CPRA modified the CCPA significantly, including by imposing additional obligations on companies covered by the legislation, expanding consumers’ rights with respect to certain sensitive personal information, and creating a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA (as modified by the CPRA) are potentially significant and may increase out potential exposure to regulatory enforcement and/or litigation potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

Similar laws have been passed in numerous other states and several states have proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.

Foreign data protection laws, may also apply to health-related and other personal information belonging to individuals who reside outside of the United States. In Europe, data collection and use is governed by restrictive regulations, including, in relation to the European Union, the General Data Protection Regulation (EU) 2016/679, or the EU GDPR. Following the withdrawal of the United Kingdom from the European Union, or Brexit, the EU GDPR has been incorporated into the United Kingdom’s law, or UK GDPR. The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements on companies that process personal data, including, among other obligations and requirements: (i) strict requirements relating to processing certain categories of data (i.e. “sensitive information” or special category data) including health data, (ii) requirements relating to how an organization can obtain and rely upon consent obtained from individuals to process their personal data, (iii) obligations related to providing information to individuals regarding data processing activities, (iv) a responsibility to implement safeguards to protect the security and confidentiality of personal data, (v) requirements to provide notification to competent data protection authorities and/or individuals of personal data breaches, and (vi) taking certain measures when engaging third-party processors. The EU GDPR and UK GDPR also grant individuals certain data protection rights, subject to certain limitations, including the rights to request and access a copy of the personal data processed by an organization, to have inaccurate personal data rectified or completed if incomplete, to object to or restrict the processing of their personal data, and to request deletion of personal data.

The EU GDPR and UK also regulate cross-border transfers of personal data. For example, the EU GDPR requires us to enter into an appropriate transfer mechanism and may require us to take additional steps to ensure an essentially equivalent level of data protection. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. Such restrictions may increase our obligations in relation to carrying out international transfers of personal data and cause us to incur additional expense and increased regulatory liabilities. Despite Brexit, the EU GDPR and UK GDPR remain largely aligned. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to the transfer mechanisms, as explained above. There may be further divergence in the future, including with regard to administrative burdens. The UK Government has introduced a Data Protection and Digital Information Bill to reform the UK data protection legal framework which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and European Economic Area data protection regime and threaten the UK adequacy decision from the European Commission, or EC. Further, this may lead to additional compliance costs and could increase our overall risk and we will need to amend our processes and procedures to align with the new framework.

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

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Compliance with U.S. federal and state laws and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure or perceived failure by us or our collaborators to comply with United States and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If any of our vendors experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about pharmaceutical companies’ clinical development activities, and we intend to utilize appropriate social media in connection with our development efforts. Additionally, patients may use social media channels to comment on their experience in an ongoing clinical trial or to report an alleged adverse event. If such disclosures occur in the future in connection with any of our sponsored clinical trials, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. It is also possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to any of product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed. There is also a risk of inappropriate disclosure of sensitive or confidential information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management or our product candidates, and fraudsters could and have attempted to illegally use our name on social media platforms to defraud the public. If any of these events were to occur or we fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Risks related to our intellectual property

We do not currently own issued patents relating to some of our product candidates.

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them, and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed patent applications in the United States and internationally related to our products CNTY-101, CNTY-308, CNTY-361 and CNTY-107 and have filed non-provisional and provisional patent applications on other aspects of our technology. However, United States provisional patent applications are not eligible to become issued patents unless and until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such United States provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If any of our license agreements with FCDI are terminated, we could lose our rights to key components enabling our iPSC-derived allogeneic cell therapy platforms.

Our commercial success will depend in part on the maintenance of our license agreements. We are party to (i) an exclusive license with FCDI, pursuant to which we have received an exclusive license to certain patents and know-how related to the differentiation of iPSC cells into immune-effector cells in the field of cancer immunotherapeutics, or the Differentiation License, (ii) a non-exclusive license for the rights to certain patents and know-how related to the reprogramming of human somatic cells to iPSCs in the field of cancer immunotherapeutics, or the Reprogramming License, and (iii) a worldwide license agreement whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of autoimmune diseases, or the Autoimmune License, together with the Reprogramming License and the Differentiation License, the FCDI Licenses. A critical aspect to manufacturing our product candidates involves the reprogramming of certain cells into iPSCs and the differentiation of iPSCs into immune cells. We utilize technology licensed from FCDI to reprogram cells to become iPSCs and to differentiate the iPSCs to generate different immune cell types including NK cells and T cells. By utilizing this licensed technology, we are currently capable of achieving fully functional iNK cells from iPSCs in approximately 30 days.

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

Under one of the FCDI Licenses and certain other in-licenses under which we sublicense certain rights related to our technology, we rely on FCDI and our other sub-licensors to comply with their obligations under their upstream license agreements where we may have no relationship with the original licensor of such rights. If our sub-licensors fail to comply with their obligations under their upstream license agreements, and the upstream license agreements are consequently terminated, such termination may result in the termination of our sublicenses and loss of such rights.

Our success depends on our ability to obtain, maintain, protect, and enforce our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary technologies, including patent protection and trade secret protection for CNTY-101 and our other product candidates, proprietary technologies and their uses as well as our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of others. If we are unable to obtain, maintain, protect, or enforce our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed, which could have a material adverse impact on our business, results of operations, financial conditions, and prospects. Although we have filed patent applications with respect to CNTY-101 and other aspects of our product technology, our patent portfolio is in an earlier stage of prosecution. We own few issued patents related to some of our product candidates. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents are issued from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, misappropriated, violated, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our intellectual property and proprietary rights is uncertain. Only limited protection may be available and may not adequately obtain, maintain, protect, and enforce our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly obtain, maintain, protect, and enforce the intellectual property rights relating to CNTY-101 and our other product candidates could have a material adverse effect on our financial condition and results of operations.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that CNTY-101 and our other product candidates may be subject to claims of infringement, misappropriation, or other violation of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of CNTY-101 and our other product candidates, and we cannot be certain that we were the first to file a patent application related to CNTY-101 and our other product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that CNTY-101 and our other product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon, misappropriates, or otherwise violates these patents. Any claims asserted by third parties would be time-consuming and could:

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

Depending upon the timing, duration, and specifics of FDA marketing approval of CNTY-101 and our other product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply prior to expiration of relevant patents or otherwise failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines or failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, we may be reliant on third-party licensors and collaborators in applying for such patent term extensions and we may not be able to obtain their cooperation. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Our stock price has been volatile since our initial public offering. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk factors” section and many others, including:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;
●	the success or failure of our efforts to acquire, license, or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	manufacturing, supply, or distribution delays or shortages;
●	any changes to our relationship with FCDI, any manufacturers, suppliers, licensors, future collaborators, or other strategic partners;
●	achievement of expected product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry, and market conditions, or other events or factors, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability, or other litigation against us.

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

As of December 31, 2024, the existing holdings of our executive officers, directors and affiliates, represented beneficial ownership, in the aggregate, of approximately 1.47% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from your interests.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may remain an emerging growth company until December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. The reduced disclosure and other requirements that we may take advantage of include:

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

Provisions in our second amended and restated certificate of incorporation and our second amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

●	our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	a special meeting of stockholders may be called only by the chair of our board of directors, our chief executive officer, or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
●	our second amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	our board of directors may alter certain provisions of our second amended and restated bylaws without obtaining stockholder approval;
●	the approval of the holders of at least two-thirds of the outstanding shares of our capital stock is required to adopt, amend, or repeal our second amended and restated bylaws, unless such action is recommended by our board of directors at an annual or special meeting of shareholders;
●	the approval of the holders of at least two-thirds of the outstanding shares of our capital stock is required to adopt, amend, or repeal provisions in our second amended and restated certificate of incorporation relating to (i) the amendment of the second amended and restated certificate of incorporation or amendment of the second amended and restated bylaws, (ii) stockholder action, (iii) election and removal of directors, (iv) limitations on liability and (v) exclusive forum for proceedings;
●	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our shares; and
●	our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

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

Our cybersecurity risk management program includes multiple components, including information security maturity assessments, penetration testing, and vulnerability assessments, that are conducted periodically by both internal and external resources. We also conduct employee training and leverage third-party security tools, including but not limited to access controls, threat monitoring, and endpoint protection and response. We maintain a security operations center operated by a third party that collects cybersecurity threat data from multiple internal and external sources and determines if activity is potentially suspicious or malicious. We are in the process of developing and implementing additional cybersecurity policies and procedures.

We take a risk-based approach to the evaluation of third-party vendors, and apply mitigations and processes based on the nature of the data accessed by the vendor. Currently, we review System and Organization Controls (“SOC”) reports from vendors who have access to financial reporting information, and we are in the process of developing additional vendor risk management policies and procedures.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors experienced threats and security incidents that could affect our information or systems. For more information, please see Section 1A. Risk Factors.

Cybersecurity Governance

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

ITEM 2. PROPERTIES

Our principal executive offices are located in Philadelphia, Pennsylvania. We operate in three office and laboratory spaces in Philadelphia pursuant to leases that expire in December 2025, October 2031 and March 2034. Additionally, we lease office space in Seattle, Washington pursuant to a lease expiring in

September 2030. We also have a 53,000 square foot cell therapy manufacturing facility in Branchburg, New Jersey pursuant to a lease expiring in February 2037. We believe that our current facilities are adequate to meet our ongoing needs.

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

Holders

As of February 28, 2025, we had approximately 128 record holders of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously reported on a Current Report on Form 8-K.

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

Overview

We are a clinical-stage biotechnology company harnessing the power of allogeneic pluripotent stem cell therapies to develop potentially curative cell therapy products for autoimmune diseases and cancer. Our natural killer, or NK, T, and beta cell programs are allogeneic, meaning they are derived from healthy donors for use in any patient, rather than being sourced from an individual for their own specific use, as is the case with autologous T cells. As a result, we believe such “off-the-shelf" therapies have the potential to overcome the limitations of first-generation cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. What we believe further sets us apart from other allogeneic approaches is our focus on induced pluripotent stem cells, or iPSCs, which possess the unique ability to self-renew indefinitely and differentiate into any cell type, enabling virtually unlimited genetic editing, consistent reproducibility, and scalable manufacturing. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

●	Industry-leading iPSCs and differentiation know-how to generate immune effector cells from iPSCs, or iPSC-derived cells;

●	Clustered regularly interspaced short palindromic repeats, or CRISPR mediated precision gene editing that allows us to incorporate multiple transgenes and disrupt target genes intended to optimize cell product performance;

●	Sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, or CARs;

●	Our proprietary Allo-Evasion™ technology intended to prevent rejection of our cell products by the host immune system, enabling the potential for persistence and re-dosing of therapy; and

●	Cutting-edge manufacturing capabilities intended to drive scale advantages and reduce cost of goods sold, or COGs, while minimizing product development and supply risk.

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of immune effector cell types we can generate from iPSCs, including iPSC-derived natural killer cells, or iNK cells, iPSC-derived gd T cells, or gd IT cells and iPSC-derived CD4+ and CD8+ ab T cells, or ab iT cells, and iPSC-derived b cells. We believe this capability enables optimal matching of cell characteristics to indication, ensuring we target the right cell for the right indication. Further, we have developed a feeder-free, scalable process that recapitulates normal T cell development in a dish, allowing for what we believe to be the industry-first presentation of iPSC-derived CD4+ and CD8+ CAR-T cells that demonstrate αβ-like T cell function.

Our lead product candidate, CNTY-101, is a CAR-iNK cell therapy with six precision gene edits currently being tested in a Phase 1 clinical trial for patients with B-cell mediated autoimmune diseases. In March 2025, we announced that we have discontinued CNTY-101 evaluation in a Phase 1 clinical trial for patients with lymphoma for strategic reasons. While we remain encouraged by tolerability and clinical activity of CNTY-101 in late-stage R/R NHL, emerging data from ELiPSE-1 did not meet our threshold to be considered transformational in this patient population.

In March 2025, we also announced a re-prioritized pre-clinical pipeline intended to further leverage the unique capabilities and technologies we have towards transformative treatments holding strong commercial potential to treat serious diseases with high unmet need. Accordingly, in addition to our clinical stage programs, we will be focusing on three core pre-clinical programs built on our industry leading iT cell platform. We believe these programs have significant potential for differentiation in their respective categories.

●	CNTY-308: A CD19-targeted CAR-iT cell therapy engineered with Allo-Evasion™ 5.0 demonstrating preclinical efficacy comparable to autologous CD19 CAR-T cells. It is being developed primarily for B-cell mediated autoimmune diseases and malignancies.
●	CNTY-341: A CD19/CD22 dual-targeted CAR-iT cell therapy engineered with Allo-Evasion™ 5.0 which pairs dual targeting and primary T-cell-like functionality in an allogeneic cell with the goal of providing a differentiated therapy for B cell malignancies.
●	Our first solid tumor CAR iT program exploiting Nectin-4 CAR and other validated targets, engineered with Allo-Evasion™ 5.0 and additional engineering aimed at overcoming the key barriers to success in solid tumors.
●	We are also selectively expanding to non-immune effector cells where we believe there are opportunities to potentially accelerate in high-impact therapeutic areas where we believe our technology and capabilities can provide meaningful differentiation.

Our vision is to become a premier, fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening autoimmune diseases and cancers. To achieve our vision, we have assembled a world-class team with decades of collective experience in cell therapy and drug development, manufacturing, and commercialization.

Based on our current business plans, we believe our cash, cash equivalents and investments as of December 31, 2024, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs, including our preclinical and clinical development of CNTY-101, and our other product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, investments, any future equity or debt financings, and upfront and milestone and royalty payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

License and collaboration agreements

Bristol-Myers Squibb

On January 7, 2022, we entered into a Research, Collaboration and License Agreement with Bristol-Myers Squibb Company to collaborate on the research, development and commercialization of induced pluripotent stem cell derived, engineered natural killer cell and/or gamma delta T cell programs for hematologic malignancies, initially focused on acute myeloid leukemia, and multiple myeloma, or the Collaboration Agreement.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100 million and purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50.0 million.

Following an internal corporate portfolio prioritization process, Bristol-Myers Squibb notified the Company on December 12, 2024 that it would be terminating the Collaboration Agreement in its entirety without cause. The termination was effective as of March 12, 2025.

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

On January 7, 2022, we and FCDI entered into a letter agreement, or the Letter Agreement, which amends each of the FCDI agreements as further discussed in Note 16 to our consolidated financial statements. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we agreed to pay to FCDI (i) an upfront payment of $10 million, (ii) a percentage of any milestone payments received by us under the Collaboration Agreement, in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the Collaboration Agreement in respect of sales of products in Japan.

On September 22, 2023, we and FCDI entered into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases, or Autoimmune License. Under the terms of the Autoimmune License, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single digit royalties related to products developed in connection with the Autoimmune License. In addition, on September 22, 2023, we and FCDI amended the Reprogramming License, Differentiation License and the Collaboration Agreement to expand our existing license related to the development and commercialization of iPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases. In connection with the entry into the Autoimmune License and the amendments to the Reprogramming License and Differentiation License, we recorded an upfront payment in the amount of $4.0 million which is included as In-process research and development in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. In addition, we paid FCDI a $1.0 million milestone fee pursuant to the Autoimmune License for filing of the IND for SLE for CNTY-101 in 2023. There were no payments related to the Autoimmune License in 2024.

During the years ended December 31, 2024 and 2023, we made payments of $7.4 million and $5.2 million and incurred research and development expenses of $6.3 million and $0.0 million, in-process research and development expenses of $0.0 million and $5.0 million and legal fees of $0.1 million and $0.2 million, respectively, related to the FCDI agreements. The legal fees are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

From inception of the FCDI Collaboration Agreement through December 31, 2024, we incurred $42.7 million of expenses under the FCDI Collaboration Agreement.

iCell and Distributed Bio

We also have entered into a sublicense agreement with iCell Inc. and a master services agreement with Distributed Bio, Inc. See note 10 to our consolidated financial statements.

Components of operating results

Collaboration revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date were generated through our collaboration, option and license agreement with Bristol-Myers Squibb, which was terminated, effective as of March 12, 2025. We recognize revenue over the expected performance period under this agreement. We expect that our revenue for the next several years will be derived primarily from this agreement and any any collaborations that we may enter into in the future. To date, we have not received any royalties under any of our existing collaboration agreements.

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

In-process research and development

We incurred $5.0 million in license fees to FCDI in 2023 for the Autoimmune License. There were no in-process research and development fees incurred in 2024.

Impairment of long-lived assets

We reviewed our property and equipment related assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. An impairment charge was calculated as the difference between asset carrying values and fair value of discounted cash flows, indicative fair market quotes received are considered level three fair value estimates.  We incurred $16.4 million in impairment during the year ended December 31, 2023.  There were no impairment charges incurred in 2024.

Impairment of goodwill

We reviewed our goodwill for impairment by comparing the fair value of a reporting unit less its carrying value. We performed our annual impairment test as of December 31, 2024. We performed a quantiative assessment of our single reporting unit and determined that the fair value is less than carrying value. Based on the quantitative test performed, we incurred a $4.3 million impairment during the year ended December 31, 2024, which represented the entire goodwill balance.

Interest expense

Interest expense relates to interest incurred on the September 14, 2020 $10.0 million Term Loan Agreement we entered into with Hercules Capital, Inc., as well as amortization of the related deferred financing cost. The loan was repaid in full in May 2023. See Note 8 to our consolidated financial statements for additional information.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

Due to historical losses, we maintain a full valuation allowance against the unrealizable portion of our deferred tax assets. For the year ended December 31, 2024, we recorded $1.8 million in provisions for income taxes in the accompanying consolidated financial statements. The main drivers of the tax provision during the year ended December 31, 2024 are the 2023 federal and state provision-to-return adjustments and state tax revaluation of the deferred tax liability for the Clade IPR&D intangible.

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	Change

	(in thousands)
Collaboration revenue	$6,589	$2,235	$4,354
Operating expenses:
Research and development	107,244	92,710	14,534
General and administrative	33,155	34,706	(1,551)
In-process research and development asset	—	5,000	(5,000)
Impairment of long-lived assets	—	16,365	(16,365)
Impairment of goodwill	4,327	—	4,327
Total operating expenses	144,726	148,781	(4,055)
Loss from operations	(138,137)	(146,546)	8,409
Other income (expense):
Interest expense	—	(540)	540
Interest income	13,007	12,677	330
Other income, net	354	(383)	737
Total other income (expense)	13,361	11,754	1,607
Loss before provision for income taxes	(124,776)	(134,792)	10,016
Provision for income taxes	(1,790)	(1,881)	91
Net loss	$(126,566)	$(136,673)	$10,107

Collaboration revenue

For the year ended December 31, 2024 and 2023, we recognized revenue of $6.6 million and $2.2 million under the Collaboration Agreement with Bristol-Myers Squibb, respectively. Revenue recognized under Collaboration Agreement fluctuated based on the amount and timing of expenses incurred under the agreement. See Notes 9 and 19 to our consolidated financial statements for additional information. The Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we expect to recognize $109.2 million of collaboration for the quarter ended March 31, 2025, and thereafter our collaboration revenue is expected to reduce significantly for the foreseeable future unless we enter into new collaborations or similar arrangements, or obtain new sources of revenue.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	Change

	(in thousands)
Personnel and related costs	$42,398	$41,826	$572
Facility and other allocated costs	22,485	24,411	(1,926)
Research and laboratory	30,655	23,816	6,839
Other	11,706	2,657	9,049
Total research and development expense	$107,244	$92,710	$14,534

Research and development expenses were $107.2 million and $92.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $14.5 million was primarily due to:

●	an increase in research and laboratory costs of $6.8 million due to progression of the ELiPSE-1 trial and start-up costs relating to the CALiPSO-1 trial;
●	an increase in other from collaboration costs of $7.9 million due to manufacturing our CNTY-101 product candidate performed under our collaboration with FCDI; and
●	these increases were offset by a decrease of $1.9 million of facility and other allocated costs, including a decrease in rent expense of $1.3 million, and a decrease in facilities supplies and services of $1.7 million, offset by an increase in repairs and maintenance of $0.2 million, an increase in depreciation of $0.3 million, and an increase in common area maintenance and real estate taxes of $0.4 million.

General and administrative expenses

General and administrative expenses were $33.2 million and $34.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $1.5 million was primarily due to a decrease in employee headcount during the 2024 fiscal year.

In-process research and development

In-process research and development expenses were $0.0 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively. In 2023, $4.0 million of our in-process research and development expense was a result of entering into a worldwide license agreement whereby FCDI granted non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of IPSC-derived therapies for treatment of autoimmune diseases, and $1.0 million related to a milestone fee paid pursuant to the Autoimmune License for filing the CNTY-101 IND for SLE.

Impairment on long-lived assets and goodwill

Impairment on long-lived assets were $0.0 million and $16.4 million for the year ended December 31, 2024 and 2023, respectively. In 2023, this was a result of consolidating our leased lab facilities in Philadelphia. We concluded we would exit multiple leases early and as a result we completed an impairment analysis of our asset group related to this lease along with the related property and equipment at this facility. We reviewed the asset group for impairment following Financial Accounting Standards Board’s Accounting Standards Codification, or ASC 360 for Property, Plant, and Equipment. We evaluated our long-lived assets for recoverability due to changes in circumstances that indicated that the carry amounts may not be recoverable.

On December 31, 2024, the Company performed its annual impairment test of goodwill, and based on the result this test, we recorded a goodwill impairment charge of $4.3 million to write off goodwill. There was no similar expense associated with the impairment of goodwill for the year ended December 31, 2023.

Interest expense

Interest expense was $0.0 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively, which related to our Loan Agreement with Hercules. On May 1, 2023, we repaid the loan in its entirety and thus expect our interest expenses to decrease accordingly in subsequent periods.

Interest income

Interest income was $13.0 million and $12.7 million for the years ended December 31, 2024 and 2023, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from public and private issuances and sales of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $666 million in net proceeds from the sales of our equity securities. As of December 31, 2024, we had cash, and cash equivalents of $58.4 million and investments of $161.7 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $782.3 million as of December 31, 2024.

In July 2022, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. During the year ended December 31, 2024, 4,084,502 shares of common stock were issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds. During the fiscal year ended December 31, 2023, there were no sales made under the Sales Agreement.

In April 2024, we entered into a securities purchase agreement, or the Securities Purchase Agreement with certain institutional accredited investors, or the Investors, pursuant to which we issued and sold to the Investors in a private placement an aggregate of 15,873,011 shares of common stock at a price of $3.78 per share, or the Private Placement. We received aggregate gross proceeds from the Private Placement of approximately $60 million, before deducting placement agent fees and offering expenses.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended	Year ended
	December 31, 2024	December 31, 2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$(110,135)	$(88,348)
Investing activities	47,482	61,132
Financing activities	74,563	(9,725)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$11,910	$(36,941)

Operating activities

Net cash used in operating activities was $110.1 million and $88.3 million for the years ended December 31, 2024 and 2023, respectively. Net cash used in operating activities during the year ended December 31, 2024 consisted primarily of a net loss of $126.6 million. The non-cash charges of $25.7 million consisted primarily of $13.3 million for depreciation, stock-based compensation expense of $12.7 million, and impairment of goodwill of $4.3 million. These charges were offset by amortization of marketable securities of $4.8 million and gain on contingent consideration liability of $1.4 million.

Net cash used in operating activities was $88.3 million for the year ended December 31, 2023. Net cash used in operating activities during the year ended December 31, 2023 consisted primarily of a net loss of $136.7 million. The non-cash charges of $38.9 million consisted primarily of $13.0 million for depreciation, stock-based compensation expense of $14.6 million, and impairment of long lived assets of $16.4 million. Changes in operating lease liability of $1.2 million, net were primarily driven by the receipt of $11.9 million of tenant reimbursement.

Investing activities

Cash provided by investing activities was $47.5 million and $61.1 million for the years ended December 31, 2024 and 2023, respectively. Cash provided by investing activities for the year ended December 31, 2024 consisted primarily of the sale of fixed maturity securities of $176.8 million, which was partially offset by purchases of fixed maturity securities of $119.5 million and acquisition of Clade $9.6 million.

Cash provided by investing activities was $61.1 million for the year ended December 31, 2023. Cash provided by investing activities for the year ended December 31, 2023 consisted primarily of the sale of fixed maturity securities of $283.9 million, which was partially offset by purchases of fixed maturity securities of $212.7 million and acquisition of property and equipment of $13.7 million.

Financing activities

Cash provided by (used in) financing activities was $74.6 million and ($9.7) million for the years ended December 31, 2024, and 2023, respectively. Cash provided by financing activities for the year ended December 31, 2024 consisted of $17.8 million from proceeds from our at-the-market capital raise, $56.6 million from proceeds from our PIPE financing, and $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Cash (used in) financing activities was $9.7 million for the year ended December 31, 2023 consisted of $10.2 million for payments on long-term debt, partially offset by $0.5 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options and purchases through the Employee Stock Purchase Plan, or ESPP.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2024:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$9,766	$18,899	$19,911	$36,029	$84,606

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition and merger agreements as of December 31, 2024 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of December 31, 2024, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 10 “Commitments and contingencies” for additional information.

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

Interest rate and liquidity risk

We had cash, cash equivalents, and restricted cash of $61.2 million as of December 31, 2024, which consisted of bank deposits and money market funds. We also had investments of $161.7 million as of December 31, 2024. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Century Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 19, 2025

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets

Current assets
Cash and cash equivalents	$58,441	$47,324
Short-term investments	130,851	125,414
Prepaid expenses and other current assets	4,759	4,256
Total current assets	194,051	176,994

Property and equipment, net	62,141	71,705
Operating lease right-of-use assets	28,706	20,376
Restricted cash	2,772	1,979
Long-term investments	30,818	89,096
Intangible assets	34,200	—
Security deposits and non-current assets	528	541
Total assets	$353,216	$360,691

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,075	$2,741
Accrued expenses and other liabilities	17,461	10,149
Deposit liability	82	584
Deferred revenue, current	109,164	4,372
Total current liabilities	129,782	17,846

Operating lease liability, long term	48,960	46,658
Deposit liability, non-current	-	56
Deferred revenue, non-current	-	111,381
Contingent consideration liability	8,738	—
Deferred tax liability	4,374	—

Total liabilities	191,854	175,941

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 85,836,429 and 60,335,701 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	9	6
Additional paid-in capital	943,366	840,407
Accumulated deficit	(782,337)	(655,771)
Accumulated other comprehensive Income	324	108
Total stockholders’ equity	161,362	184,750
Total liabilities and stockholders’ equity	$353,216	$360,691

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023

Collaboration revenue	$6,589	$2,235

Operating expenses
Research and development	107,244	92,710
General and administrative	33,155	34,706
In-process research and development	—	5,000
Impairment of long-lived assets	—	16,365
Impairment of goodwill	4,327	—
Total operating expenses	144,726	148,781

Loss from operations	(138,137)	(146,546)

Interest expense	-	(540)
Interest income	13,007	12,677
Other income (expense)	354	(383)
Total other income	13,361	11,754
Loss before provision for income taxes	(124,776)	(134,792)
Provision for income taxes	(1,790)	(1,881)
Net loss	$(126,566)	$(136,673)

Net loss per common share Basic and Diluted	(1.61)	(2.30)
Weighted average common shares outstanding Basic and Diluted	78,648,958	59,314,389
Other comprehensive loss
Net loss	$(126,566)	$(136,673)
Unrealized gain on investments	153	2,602
Foreign currency translation (loss) gain	63	(32)
Comprehensive loss	$(126,350)	$(134,103)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	58,473,660	$6	$824,292	$(519,098)	$(2,462)	$302,738
Issuance of common stock upon the exercise of stock options and 2021 ESPP	761,381	—	943	—	—	943
Vesting of restricted stock	95,877	—	—	—	—	—
Vesting of early exercise stock options	351,521	—	943	—	—	943
Vesting of restricted stock units	653,262	—	(393)	—	—	(393)
Unrealized loss on investments	—	—	—	—	2,602	2,602
Foreign currency translation	—	—	—	—	(32)	(32)
Stock based compensation	—	—	14,622	—	—	14,622
Net loss	—	—	—	(136,673)	—	(136,673)
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	$108	$184,750
Issuance of common stock upon the exercise of stock options and 2021 ESPP	635,471	1	772	—	—	773
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	107,959		558	—	—	558
Vesting of restricted stock units	1,033,315	—	(635)	—	—	(635)
Issuance of common stock in connection with the acquisition of Clade (Note 3)	3,741,646		15,154	—	—	15,154
Issuance of common stock via ATM, net of underwriting discounts and commissions and other issuance costs	4,084,502		17,829	—	—	17,829
Issuance of common stock via PIPE, net of underwriting discounts and commissions and other issuance costs	15,873,101	2	56,593	—	—	56,595
Unrealized gain on investments	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	63	63
Stock based compensation	—	—	12,688	—	—	12,688
Net loss	—	—	—	(126,566)	—	(126,566)
Balance, December 31, 2024	85,836,429	$9	$943,366	$(782,337)	$324	$161,362

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities
Net loss	$(126,566)	$(136,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,304	13,044
Amortization of deferred financing cost	—	94
Non-cash operating lease (benefit)	(271)	(1,196)
Stock based compensation	12,688	14,622
Impairment	4,327	16,365
Amortization of investments	(4,812)	(3,984)
Change in fair value of contingent liabilities	(1,356)	—
Decrease in lease liability due to lease termination	959	—
Change in deferred tax liability	870	—
Change in operating assets and liabilities:
Escrow deposit	—	220
Prepaid expenses and other assets	543	667
Operating lease liability	(3,365)	13,819
Deferred revenue	(6,589)	(2,235)
Accounts payable	(1,469)	(2,361)
Accrued expenses and other liabilities	1,602	(730)
Net cash used in operating activities	(110,135)	(88,348)

Cash flows from investing activities
Acquisition of property and equipment	(154)	(13,736)
Acquisition of fixed maturity securities, available for sale	(119,548)	(209,034)
Sale of fixed maturity securities, available for sale	176,792	283,902
Acquisition of Clade Therapeutics, Inc., net of cash acquired	(9,608)	—
Net cash provided by investing activities	47,482	61,132

Cash flows from financing activities

Proceeds from issuance of common stock and ESPP	141	516
Payments on long term debt	—	(10,241)
Proceeds from ATM, net of issuance costs	17,829	—
Proceeds from PIPE, net of issuance costs	56,593	—
Net cash provided by (used in) financing activities	74,563	(9,725)

Net increase (decrease) in cash, cash equivalents, and restricted cash	11,910	(36,941)

Cash, cash equivalents and restricted cash, beginning of period	49,303	86,244

Cash, cash equivalents and restricted cash, end of period	$61,213	$49,303

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for interest	$—	$586
Cash paid for income tax	$501	$2,521

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in connection with the Acquisition	$15,154	$—
Purchase of property and equipment, accrued and unpaid	$—	352
Landlord paid leasehold improvements	$934	$—

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2024, the Company incurred a net loss of $126,566 and used $110,135 of cash from operations. Cash and cash equivalents and short and long-term investments were $220,110 at December 31, 2024. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuations supporting stock compensation, the estimation of the incremental borrowing rate for operating leases, intangible assets acquired in business combinations, and standalone selling prices of performance obligations in collaboration agreements. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of December 31, 2024 and 2023, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of December 31, 2024 and 2023, the Company had $2,772 and $1,979, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$58,441	$47,324
Restricted cash	2,772	1,979
Cash, cash equivalents, and restricted cash	$61,213	$49,303

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

Basic and diluted net loss per common shares

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the years ended December 31, 2024 and 2023.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 15) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in stockholders’ equity until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At December 31, 2024 and 2023, there was $82 and $584, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	December 31, 2024	December 31, 2023
Total shares legally outstanding	85,872,571	60,504,397
Less: unvested early exercised shares	(11,321)	(119,280)
Less: unvested restricted stock awards (Note 13)	(24,821)	(49,416)
Total shares issued and outstanding	85,836,429	60,335,701

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration consist of our future obligation owed to shareholders of Clade and Gadeta and includes contingent milestone payments, earn-out obligation, and indemnification obligations. Acquisition-related contingent consideration was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss within general and administrative expense.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount “triggering events”. Triggering events may include a sustained period where the Company’s carrying value is in excess of its market capitalization or adverse changes in business climate. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350, Intangibles – Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company determines the fair value of its reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference. For the year ended December 31, 2024, there was $4,327 in impairment related to goodwill.

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If they carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the year ended December 31, 2024, there were no impairment charges. For further discussion of identified intangible assets, see “Note 3 – Business Combination”.

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")." ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The company is evaluating the impact of adopting this new accounting guidance.

In November 2023, the FASB issued ASU-2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirement in ASU2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 19 Segment reporting in the accompanying notes to the consolidated financial statements for further detail.

Note 3—Business combination

On April 11, 2024, the Company acquired Clade, a privately held biotechnology company focused on discovering and delivering engineerable, off-the-shelf, scalable, and consistent stem cell-based medicines, with a focus on iPSC-derived αβ T cells. The acquisition expanded the Company’s pipeline by incorporating three additional preclinical-stage programs from Clade’s αβ iT platform spanning across cancer and autoimmune diseases. The results of Clade’s operations have been included in the consolidated financial statements since that date. A total of 3,741,646 common shares were issued to the Clade stockholders on the date of close, which were valued based on the closing price of common stock on that date.

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

The Company recognized $895 of acquisition-related costs during the year ended December 31, 2024, which were expensed as incurred in the consolidated statement of operations.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Consideration transferred:
Cash consideration	$14,854
Fair value of common stock (3,741,646 at closing price of $4.05)	15,154
Contingent consideration	9,722
Total consideration transferred	$39,730

Assets acquired:
Cash and restricted cash	$5,246
Prepaid expenses and other assets	400
Property and equipment	2,652
Right-of-use operating lease	8,065
In-process research and development ("IPR&D")	34,200
Goodwill	4,327
Total assets acquired	$54,890

Liabilities assumed:
Accounts payable	$868
Accrued expenses and other current liabilities	2,352
Lease liabilities - operating lease	8,065
Contingent consideration	372
Deferred tax liability	3,503
Total liabilities assumed	$15,160

Net assets acquired	$39,730

As of December 31, 2024, the purchase price was final and changes from the preliminary purchase price were immaterial. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The identifiable intangible assets consist of IPR&D which were assigned fair values of $34,200. The fair value of the IPR&D was estimated using the multi-period excess earnings method, which the Company estimates future cash flows attributable to the technology and applies a probability of success and a discount rate of 26.9%.

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

Results for year ended December 31, 2024, included a net loss of $5,274 from Clade. The following table presents unaudited supplemental pro forma financial information as if the Clade acquisition had occurred on January 1, 2023.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Revenue	$6,589	$2,235
Net loss	(137,112)	(166,982)

The pro forma financial information presented above has been prepared by combining the Company’s historical results and the historical results of Clade and adjusting those results to eliminate historical transaction costs and to reflect the effects of the acquisition as if they occurred on January 1, 2023. These results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated above, or that may result in the future, and do not reflect potential synergies or additional costs following the acquisition.

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2024, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$50,884	—	—	$50,884
U.S. Treasury	—	29,994	—	29,994
Corporate bonds	—	131,675	—	131,675
Total	$50,884	$161,669	$—	$212,553
Liabilities:
Contingent consideration	—	—	8,738	8,738
Total	$—	$—	$8,738	$8,738

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2023, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$42,263	—	—	$42,263
U.S. Treasury	—	26,114	—	26,114
Corporate bonds	—	188,396	—	188,396
Total	$42,263	$214,510	$—	$256,773

There were no transfers between levels during the years ended December 31, 2024 and 2023. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2024:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$29,898	$97	$(1)	$29,994
Corporate bonds	131,395	316	(36)	131,675
Total	$161,293	$413	$(37)	$161,669

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2023:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$26,070	$44	$—	$26,114
Corporate bonds	188,219	399	(222)	188,396
Total	$214,289	$443	$(222)	$214,510

The following table provides the maturities of the Company’s fixed maturity available-for-sale securities:

	December 31, 2024	December 31, 2023
Less than one year	$130,851	$125,414
One to five years	30,818	89,096
	$161,669	$214,510

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

As of December 31, 2024 and December 31, 2023, the Company had 27 and 25 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline is fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bond approaches maturity.

As of December 31, 2024 and December 31, 2023, accrued interest on available-for-sale investment debt securities totaling $1,254 and $1,570, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent liability (see Note 10 – Commitments and contingencies):

	Gadeta	Holdback Shares	Milestone	Total
Balance as of April 11, 2024	$372	$2,588	$7,134	$10,094
Changes in fair value	41	(1,963)	566	(1,356)
Balance as of December 31, 2024	$413	$625	$7,700	$8,738

The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of the April 11, 2024 acquisition date and December 31, 2024.

	April 11, 2024	December 31, 2024
Gadeta Earnout:
Probability adjusted value of payment	$1,060	$1,060
Discount rate	12.6%	12.4%
Discount period (years)	8.8	8.1

Holdback Shares
Closing stock price on valuation date	$4.05	$1.01
Discount for lack of marketability	$(0.79)	$(0.22)

Clade Milestone:
Probability adjusted value of payments	$9,000	$9,000
Discount rate	10.6%	10.3%
Discount period (years)	2.3	1.6

Note 5—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	December 31, 2024	December 31, 2023
Research and development	$340	$34
Insurance	524	761
Software licenses and other	860	1,011
Prepaid clinical trial	1,009	—
Income tax receivable	266	650
Reimbursement receivable	—	15
Warranties	506	215
Accrued interest receivable	1,254	1,570
Total prepaid expenses and other current assets	$4,759	$4,256

Note 6—Property and equipment, net

The following is a summary of property and equipment, net:

	December 31, 2024	December 31, 2023
Lab equipment	$32,385	$29,597
Leasehold improvements	61,577	60,862
Construction in progress	97	124
Computer software and equipment	2,919	2,899
Furniture and fixtures	1,221	1,061
Total	98,199	94,543
Less: Accumulated depreciation	(36,058)	(22,838)
Property and equipment, net	$62,141	$71,705

Depreciation expense was $13,304 and $13,044 for the years ended December 31, 2024 and 2023, respectively. The Company recognized $11,422 in impairment on property and equipment, net within the consolidated December 31, 2023 financial statements. See Note 18, Impairment of long-lived assets and goodwill”. There were no impairment charges during the year ended December 31, 2024.

Note 7—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	December 31, 2024	December 31, 2023
Payroll and bonuses	$7,703	$6,496
Accrued clinical trial related costs	2,196	470
Professional and legal fees	2,617	1,642
Operating lease liability, current	4,870	1,513
Other	75	28
Total accrued expenses and other liabilities	$17,461	$10,149

Note 8—Long-term debt

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

The company incurred interest expense of $540 under the Loan Agreement for the year ended December 31, 2023.

Note 9 – Bristol-Myers Squibb Collaboration

On January 7, 2022, the Company entered into the Collaboration Agreement with Bristol-Myers Squibb to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors (“Collaboration Program”, and each product candidate a “Development Candidate”). The Collaboration Agreement was within the scope of ASC 808, Collaborative Arrangements as both parties were active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement was in the scope of ASC 808, the Company analogizes to ASC 606 for the accounting for the Collaboration Agreement, including for the delivery of goods and services (i.e., units of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue in the statements of operations.

Pursuant to the Collaboration Agreement, the Company and Bristol-Myers Squibb collaborated on two collaboration programs focused on acute myeloid leukemia (“AML”) and multiple myeloma (“MM”) (“Collaboration Programs”), and Bristol-Myers Squibb had the option to add up to two additional Collaboration Programs for an additional fee. The Company was responsible for generating Development Candidates for each Collaboration Program, and Bristol-Myers Squibb had the option to elect to exclusively license the Development Candidates for pre-clinical development, clinical development and commercialization on a worldwide basis (“License Option”).

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100,000 and agreed to pay an exercise fee upon the exercise of the License Option (“Licensed Program” and product candidates developed under a Licensed Program, “Licensed Products”). For each Licensed Program, Bristol-Myers Squibb agreed to pay up to $235,000 in milestone payments upon the first achievement of certain development and regulatory milestones and agreed to pay up to $500,000 per Licensed Product in net sales-based milestone payments.

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

The Company identified the following commitments under the arrangement: (i) research and development services (“R&D Services”) under each of the two initial Collaboration Programs and (ii) Bristol-Myers Squibb’s License Option to elect to exclusively license the Development Candidates for each of the two initial Collaboration Programs. The Company determined that these four commitments represented distinct performance obligations for purposes of recognizing revenue and would have recognized revenue if the Company had fulfilled such performance obligations.

The Company determined that the upfront payment and equity premium constituted the transaction price at the inception of the Collaboration Agreement. The future potential development and regulatory milestone payments were fully constrained at contract inception as the risk of significant revenue reversal related to these amounts has not yet been resolved. The achievement of the future potential milestones was not within the Company’s control and was subject to certain research and development success and therefore carried significant uncertainty.

The total transaction price of $123,187 was allocated to the performance obligations based on their estimated standalone selling price on January 7, 2022. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

●	Research and development services: The Company recognized the portion of the transaction price allocated to each of the research and development performance obligations as the research and development services are provided, using an inputs method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to each research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
●	License option rights: The transaction price allocated to the license options rights, which were considered material rights to license and commercialize the underlying research and development target, were deferred Bristol-Myers Squibb would have elected to exercise or not exercise its option or when the option to exercise expired.

Following an internal corporate portfolio prioritization process, Bristol-Myers Squibb notified the Company on December 12, 2024 that it would be terminating the Collaboration Agreement in its entirety without cause. The termination was effective on March 12, 2025. As a result of the notice of termination, the Company concluded that the research and development services being provided to Bristol-Myers Squibb are substantially complete as of December 31, 2024, and accordingly, the remaining transaction price allocated to that performance obligation was recorded in the fourth quarter of 2024. The remaining transaction price related to the license option rights is expected to be recognized in the first quarter of 2025 when the option right expires upon the termination of the Collaboration Agreement.

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2024:

		Cumulative collaboration	Deferred
Performance obligations:	Transaction price	revenue recognized	collaboration revenue
Option rights	$109,164	$-	$109,164
Research and development services	14,023	(14,023)	-
Total	123,187	(14,023)	109,164
Less current portion of deferred revenue	(123,187)	14,023	(109,164)
Total long-term deferred revenue	$-	$-	$-

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

The Company had $65 within accounts payable as of December 31, 2024 and $62 within accrued liabilities as of December 31, 2023, in its consolidated balance sheets related to the Master Service Agreement. During the year ended December 31, 2024 and 2023, there were $65 and $62 in research and development expenses, respectively.

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

Clade Therapeutics

In connection with the acquisition of Clade Therapeutics, (Note 3 Business combination), the Company is subject to a contingent milestone payment to the shareholders of Clade. The milestone payment is $10,000 and is payable in cash, shares of Century, or a combination thereof, at the discretion of Century.

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

In connection with the acquisition of Clade, the Company also assumed an earn-out obligation (“Gadeta Milestone”) that is contingent on a clinical development milestone of a product that incorporates Gadeta intellectual property between the acquisition date and December 21, 2032. The total payments to the shareholders of Gadeta is upon the occurrence of such an event is $20,000.

Note 11—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $403 and $413 within security deposits and noncurrent assets in its consolidated balance sheets at December 31, 2024 and 2023, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases. Variable lease costs generally include common area maintenance and real estate taxes.

The following table reflects the components of lease expense:

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Operating lease expense:
Fixed lease cost	$6,791	$5,755
Variable lease cost	2,598	1,403
Short term lease expense	—	906
Total operating lease expense	$9,389	$8,064

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		December 31,	December 31,
	Location in Balance Sheet	2024	2023

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$28,706	$20,376
Operating lease liability, current	Accrued expenses and other liabilities	$4,870	$1,513
Operating lease liability, long-term	Operating lease liability, long-term	48,960	46,658
Total operating lease liability		$53,830	$48,171

The following table reflects supplement lease term and discount rate information related to leases:

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease terms - operating leases	7.4 Years	7.6 years
Weighted-average discount rate - operating leases	10.4%	9.9%

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
Operating cash flows from operating leases	$(3,365)	$13,819

The following table reflects future minimum lease payments under noncancelable leases as of December 31, 2024:

Operating Leases
2025	$9,766
2026	9,327
2027	9,573
2028	9,826
2029	10,085
Thereafter	36,029
Total lease payments	84,606
Less: Imputed interest	(26,632)
Less: Tenant incentive receivable	(4,144)
Total	$53,830

During the year ended December 31, 2023, the Company recognized $4,943 in impairment on right-of-use assets. See Note 18, “Impairment on Long-Lived Assets”. There were no impairment charges during the year ended December 31, 2024.

Note 12—Income taxes

Loss before provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023
Domestic	$(124,781)	$(135,003)
Foreign	5	211
Loss before provision for income taxes	$(124,776)	$(134,792)

The components of the provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023
Current expense:
Federal	$400	$418
State	706	1,267
Foreign	(185)	199
Total current expense:	921	1,884

Deferred expense:
Federal	38	-
State	832	-
Foreign	(1)	(3)
Total deferred expense:	869	(3)

Total income tax expense	$1,790	$1,881

A reconciliation of the Company's statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income at US statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.4%	8.7%
Permanent differences	(1.0)%	0.0%
Tax credits	2.9%	3.7%
Tax law change	0.0%	0.0%
Clade acquisition	0.0%	0.0%
Foreign rate differential	0.0%	0.0%
Valuation allowance	(26.2)%	(36.3)%
Other	(0.6)%	1.6%
	(1.5)%	(1.3)%

The net deferred income tax liability balance related to the following:

	Year Ended December 31,
	2024	2023
Deferred Tax Assets
Net operating loss carryforwards	$61,112	$31,092
Lease liability	15,826	11,273
Accrued expenses & other	9	-
Deferred revenue	32,298	36,013
Credits	18,869	11,596
Capitalized R&D expenses	67,475	36,861
Stock based compensation	8,119	7,031
Amortization	5,016	3,974
Total deferred tax assets	208,724	137,840
Valuation allowance	(192,229)	(127,452)
Net deferred tax assets	16,495	10,388
Deferred tax liability
Depreciation	(2,247)	(3,988)
Right-of-use asset	(8,393)	(6,332)
Intangible assets	(10,119)	-
Net unrealized losses	(110)	(68)
Total deferred tax liabilities	(20,869)	(10,388)
Net deferred tax liability	$(4,374)	$-

As of December 31, 2024, the Company recorded income tax expense of $1,790, which includes a tax benefit of $186 related to its income tax obligations of its Canada operations.

As of December 31, 2024, the Company had an indefinite-lived federal net operating loss carryforward of $163,780. As of December 31, 2024, the Company has state and local net operating loss carryforwards of $181,742 and $109,132, respectively. The state net operating loss carryforwards begin to expire in 2040, while the local net operating loss carryforwards begin to expire in 2042.

As of December 31, 2024, the Company also has federal tax credits of $17,293 and $1,576 of state tax credits, which begin to expire in 2040, and 2041, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and 2023 against the unrealizable portion of its deferred tax assets.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174 of the IRC. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. As of December 31, 2024, the Company capitalized a substantial amount of R&D expenditures primarily related to research and development activities performed in the US.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024 and 2023 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company's tax years are still open under statute from December 31, 2021, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

Note 13—Basic and diluted net loss per common share

The Company’s potentially dilutive securities, which include RSUs, restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 because including them would have had an anti-dilutive effect.

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Stock options to purchase common stock	5,310,229	8,714,660
Early exercised stock options subject to future vesting	11,321	119,280
Restricted stock awards subject to future vesting	24,821	49,416
Unvested restricted stock units	2,852,909	3,721,471
Warrants	32,009	32,009
Total	8,231,289	12,636,836

Note 14—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $1,130 and $1,287 for the year ended December 31, 2024 and 2023 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the board of directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of, (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2023, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,954,788 shares, effective as of January 1, 2023. For 2024, the 2021 Incentive Plan reserved shares were increased under clause (i) by 3,025,220 shares, effective as of January 1, 2024. As of December 31, 2024, there were 3,691,145 shares available for issuance under the 2021 Incentive Plan. In January 2025, common shares reserved for issuance under the 2021 Incentive Plan increased by 4,291,821 shares.

The Company’s stock-based awards are subject to service-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock awards granted typically vest over a four-year period but may be granted with different vesting terms. The Company may also issue awards with performance-based vesting conditions. For performance-based awards, the Company would reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when the achievement of the performance condition is probable. During the quarter ended June 30, 2023, the Company issued performance based RSUs that represent a contingent right to receive one share of the Company’s common stock. The RSUs shall vest 50% on November 1, 2023, with the remaining 50% vesting upon the earlier of: (i) November 1, 2024; and (ii) satisfaction of certain performance criteria. The Company is currently recording expense for these RSUs on the straight-line basis. All remaining performance-based RSUs vested on November 1, 2024.

During the quarter ended December 31, 2024, the Company issued performance-based RSUs that represent a contingent right to receive one share of the Company’s common stock. The RSUs shall vest (i) 50% upon the achievement of both the Company’s entrance into a business development collaboration with a minimum upfront payment of at least $50 million (the “BD Milestone”) and the Company’s stock price equal or exceeding the stock price target as of any date during the period beginning three months prior to and ending 12 months following the achievement of the BD Milestone; and (ii) 50% of the RSUs shall vest upon achievement of both clearance by the FDA of an investigational new drug application relating to ab T cells (the “IND Milestone”) and the Company’s stock price equal or exceeding the stock price target as of any date during the period beginning three months prior to and ending 12 months following achievement of the IND Milestone. The Company will not recognize expense related to these performance-based RSUs until they are probable of being achieved.

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of December 31, 2024, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	8,163,138
Shares available for future stock option and RSU grants	3,691,145
Shares available for employee stock purchase plan	845,312
Total	12,699,595

The shares of Common Stock available under the 2021 Incentive Plan as of December 31, 2024 are as follows:

Shares
Balance December 31, 2023	3,128,244
Shares reserved for issuance	3,025,220
Options granted	(3,022,503)
RSU’s granted	(1,001,901)
Options and RSUs forfeited / cancelled	1,562,085
Balance December 31, 2024	3,691,145

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2024:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2024	3,938,006	$7.11	5.66	$2,923
Granted	3,022,503	3.62	—	—
Exercised	(461,542)	0.83	—	—
Forfeited	(1,185,293)	5.78	—	—
Cancelled	(3,445)	4.99	—	—
Outstanding, December 31, 2024	5,310,229	$5.66	4.14	$76
Exercisable at December 31, 2024	4,999,667	$7.17	5.66	$76

The weighted average grant date fair value of awards for options granted during the period ended December 31, 2024 was $3.62. As of December 31, 2024, there was $16,145 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.55 years. The aggregate intrinsic value of options vested and exercisable as of December 31, 2024 and 2023 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2024 and 2023 was $923 and $2,923, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	December 31, 2024	December 31, 2023
Expected dividend rate	—	—
Expected option term (years)	6.02	6.04
Expected volatility	78.84%	77.87%
Risk-free interest rate	4.29%	3.68%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan were allocated to research and development and general and administrative expense as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Research and development	$7,648	$8,572
General and administrative	5,040	6,050
Total stock-based compensation	$12,688	$14,622

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Stock options	8,338	$10,125
Restricted stock units	3,953	4,023
Restricted stock awards	180	228
Employee stock purchase plan	217	246
Total stock-based compensation	$12,688	$14,622

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

Restricted Stock Units

The following table summarizes restricted stock activity for the year ended December 31, 2024:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2023	3,721,471	$2.69
Granted	1,001,901	3.40
Forfeited	(373,347)	4.11
Vested	(1,497,116)	1.59
Total Unvested December 31, 2024	2,852,909	$2.83

As of December 31, 2024, there was $4,331 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.32 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of December 31, 2024:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2023	49,416	$7.27
Granted	—	—
Forfeited	—	—
Vested	(24,595)	7.27
Total Unvested December 31, 2024	24,821	$7.27

As of December 30, 2023, there was $311 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 0.22 years. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $82 and $640 was recorded as a deposit liability on the Company’s balance sheet as of December 31, 2024 and 2023, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan was adopted by the board of directors in May 2021, a total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval of the board of directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) on percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under the clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023 and 2024, the board waived the annual increase to the shares reserved under the ESPP. As of December 31, 2024, there were 845,312 shares available for issuance, under the ESPP.

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

During the years ended December 31, 2024 and 2023, the Company made payments of $7,395 and $5,200 and incurred research and development expenses of $6,322 and $0, in-process research and development expenses of $0 and $5,000 and legal fees of $87 and $200, respectively, related to the FCDI agreements. The legal fees are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Note 17 – Common stock

At-The-Market

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC, or (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”) pursuant to its shelf registration statement on Form S-3 (File No. 333-265975) and subject to the limitations thereof. During the year ended December 31, 2024, the Company sold 4,084,502 shares pursuant to the ATM Program for net proceeds of $17,829, after deducting commissions of $551.

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

Note 18 – Impairment of long-lived assets and goodwill

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

The Company performed the required annual impairment test for goodwill during the fourth quarter of 2024. The Company tested goodwill for impairment by comparing the fair value of our single, entity-wide reporting unit to its carrying value. Given the sustained decrease of the Company’s market capitalization through December 31, 2024, the carrying value of the single, entity-wide reporting unit exceeded its fair value, and accordingly, the Company recorded a goodwill impairment charge of $4,327 to write off the goodwill balance.

Note 19 – Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company views its operations and manages the business as one operating segment. The Company’s CODM is its Chief Executive Officer. The CODM uses research and development expenses, general and administrative expenses, and net loss as measures of profit or loss to assess performance and allocate resources, all of which are presented on the face of the financial statements. The CODM also uses a further breakdown of research and development expenses to assess performance and allocate resources as presented below:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Collaboration revenue	$6,589	$2,235
Less cost and expense:
Research and development
Personnel and related costs	$42,398	$41,826
Facility and other allocated costs	22,485	24,411
Research and laboratory	30,655	23,816
Other research and development	11,706	2,657
General and administrative	33,155	34,706
Other segment (income)/expense	(7,244)	11,492
Net loss	$(126,566)	$(136,673)

Other segment (income)/expense includes in-process research and development, impairment of long-lived assets, impairment of goodwill, interest expense, interest income, other income (expense), and provision for income taxes.

Note 20 – Subsequent Events

On March 12, 2025, the Collaboration Agreement with BMS was officially terminated and the Company recognized $109,164 in collaboration revenue, representing the remaining deferred revenue from the Collaboration Agreement, upon the expiration of the license option rights.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of this assessment with our audit committee.

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

ITEM 9B. OTHER INFORMATION

(a)	None.
(b)	The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended December 31, 2024:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Gregory Russotti	Chief Technology and Manufacturing Officer	Adoption	December 9, 2024	X		December 31, 2025	160,000

(1)A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

Insider trading arrangements and policies

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Century by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our insider trading policy attached hereto as Exhibit 19.1 and incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is Ernst & Young, LLP, Philadelphia, Pennsylvania, PCAOB Auditor ID:42

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2025 annual meeting of stockholders.

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
2.1†Ù

Agreement and Plan Merger, dated April 11, 2024, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on April 11, 2024).

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

10.1·

Form of Indemnification Agreement by and between the Registrant and its individual directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.2·	2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)
10.3·	Amendment No. 1 to 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)
10.4·	Amendment No. 2 to 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)
10.5·	Amendment No. 3 to 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)
10.6·	Amendment No. 4 to 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)
10.7·	Amendment No. 5 to 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)
10.8·	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)
10.9·	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.10·

Form of Restricted Stock Award Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.11·

Form of Non-Qualified Stock Option Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.12·

Form of Incentive Stock Option Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.13·

Form of Stock Option Grant Notice and Award Agreement, under the 2021 Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.14·

Form of Restricted Stock Unit Grant Notice and Award Agreement, under the 2021 Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.15·

Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement, under the Company’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40498) filed on November 05, 2024)

10.16*

Amended and Restated Option Agreement, by and between Century Therapeutics, Inc. and Bayer HealthCare LLC, dated February 25, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.17*

Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.18

Amendment No. 1 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated July 17, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.19*

Amendment No. 2 to Master Collaboration Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.20

Amendment No. 3 to Master Collaboration Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 29, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.21*

Amendment No. 4 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated July 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40498), dated November 10, 2022)

10.22

Letter Agreement, by and among Century Therapeutics, Inc., FUJIFILM Cellular Dynamics, Inc. and Wisconsin Alumni Research Foundation, dated July 2, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.23*

License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.24*

Amendment No. 1 to License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.25*

License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.26*

Amendment No. 1 to License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.27*

Letter Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated January 7, 2022 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)

10.28*

Manufacturing Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.29*

Sublicense Agreement, by and between iCELL Inc. and Century Therapeutics, Inc., dated March 20, 2020 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.30

License Agreement, by and between Inscripta, Inc. and Century Therapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.31*

Research Collaboration and License Agreement, by and between Century Therapeutics, Inc. and Bristol-Myers Squibb Company, dated January 7, 2022 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)

10.32·

Executive Employment Agreement, by and between the Registrant and Adrienne Farid, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.33·

Executive Employment Agreement, by and between the Registrant and Gregory Russotti, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.34

Sales Agreement, dated as of July 1, 2022, by and between Century Therapeutics, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-265975), dated July 13, 2022)

10.35·

Executive Employment Agreement, by and between the Registrant and Brent Pfeiffenberger, Pharm.D., MBA, dated November 7, 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K (File No. 001-40498) filed on March 14, 2024)

10.36·

Executive Employment Agreement, by and between the Registrant and Hyam Levitsky, M.D., dated April 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40498), dated May 11, 2023)

10.37·

Executive Employment Agreement, dated September 20, 2024, by and between the Company and Morgan Conn (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40498) filed on November 05, 2024)

10. 38·

Executive Employment Agreement, dated September 13, 2024, by and between the Company and Chad Cowan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40498) filed on November 05, 2024

10.39*

Second Amendment to License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.40

Amendment No. 5 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.41

Second Amendment to License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.42*

License Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 14, 2024).

19.1	Century Therapeutics, Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Century Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 14, 2024).
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
●	Indicates management contract or compensatory plan.

*     Certain identified information in the exhibit has been omitted because it is the type of information that (i) the Company customarily and actually treats as private and confidential, and (ii) is not material.

† Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

Ù Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

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

Signature	Title	Date

/s/ Brent Pfeiffenberger, PharmD, MBA	Chief Executive Officer and Director (principal executive officer)	March 19, 2025
Brent Pfeiffenberger, PharmD, MBA
	Chief Financial Officer (principal financial officer)	March 19, 2025
/s/ Morgan Conn, PhD
Morgan Conn, PhD

/s/ Douglas Carr	Senior Vice President, Finance & Operations	March 19, 2025
Douglas Carr	(principal accounting officer)

/s/ Kimberly Blackwell, M.D.	Director	March 19, 2025
Kimberly Blackwell, M.D.

/s/ Cynthia Butitta	Director	March 19, 2025
Cynthia Butitta

/s/ Joseph Jimenez	Director, Chairman of the Board	March 19, 2025
Joseph Jimenez

/s/ Alessandro Riva, M.D.	Director	March 19, 2025
Alessandro Riva, M.D.

/s/ Carlo Rizzuto, Ph.D.	Director	March 19, 2025
Carlo Rizzuto, Ph.D.

/s/ Timothy Walbert	Director	March 19, 2025
Timothy Walbert

/s/ Daphne Quimi	Director	March 19, 2025
Daphne Quimi