Form 10-Q
period 2025-03-31
Century Therapeutics, Inc.
filed 2025-05-15
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025 the registrant had 86,158,758 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the early clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	our dependence on the success of our lead product candidate, CNTY-101, and our ability to progress CNTY-101 through clinical development;
●	the novelty of our approach to immuno-oncology and autoimmune and inflammatory treatments, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	our reliance on FCDI to be the exclusive manufacturer of certain product candidates, and our ability to manufacture our own product candidates in the future, and the timing and costs of such manufacturing activities;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune and inflammatory therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, trade disputes and tariffs, banking instability, global health crises, geopolitical tensions or the outbreak of hostilities or war; and
●	developments relating to our competitors and our industry.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and the section titled “Risk Factors” set forth in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We intend the forward-looking statements contained in this Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets

Current assets
Cash and cash equivalents	$51,865	$58,441
Short-term investments	113,256	130,851
Prepaid expenses and other current assets	4,510	4,759
Total current assets	169,631	194,051

Property and equipment, net	59,532	62,141
Operating lease right-of-use assets	28,232	28,706
Restricted cash	2,775	2,772
Long-term investments	20,713	30,818
Intangible assets	34,200	34,200
Security deposits and non-current assets	526	528
Total assets	$315,609	$353,216

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,573	$3,075
Accrued expenses and other liabilities	10,930	17,461
Deposit liability	-	82
Deferred revenue, current	-	109,164
Total current liabilities	14,503	129,782

Operating lease liability, long term	47,793	48,960
Contingent consideration liability	8,500	8,738
Deferred tax liability	4,374	4,374

Total liabilities	75,170	191,854

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 86,146,049 and 85,836,429 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	945,902	943,366
Accumulated deficit	(705,777)	(782,337)
Accumulated other comprehensive Income	305	324
Total stockholders’ equity	240,439	161,362
Total liabilities and stockholders’ equity	$315,609	$353,216

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Collaboration revenue	$109,164	$855

Operating expenses
Research and development	26,580	23,421
General and administrative	8,408	8,743
Total operating expenses	34,988	32,164

Income (loss) from operations	74,176	(31,309)

Interest income	2,422	3,237
Other income (expense)	(38)	11
Total other income	2,384	3,248
Income (loss) before provision for income taxes	76,560	(28,061)
Provision for income taxes	—	(1)
Net income (loss)	$76,560	$(28,062)

Net income (loss) per common share Basic	0.89	(0.45)
Net income (loss) per common share Diluted	0.89	(0.45)
Weighted average common shares outstanding Basic	86,021,188	62,296,637
Weighted average common shares outstanding Diluted	86,098,619	62,296,637
Other comprehensive income (loss)
Net income (loss) per common share Basic and Diluted	$76,560	$(28,062)
Unrealized loss on investments	(19)	(351)
Foreign currency translation gain	—	2
Comprehensive income (loss)	$76,541	$(28,411)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2024	85,836,429	$9	$943,366	$(782,337)	$324	$161,362
Issuance of common stock upon the exercise of stock options and 2021 ESPP	116,488	—	120	—	—	120
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	11,321	—	84	—		84
Vesting of restricted stock units	157,077	—	(94)	—	—	(94)
Unrealized loss on investments	—	—	—	—	(19)	(19)
Foreign currency translation	—	—	—	—	—	—
Stock based compensation	—	—	2,426	—	—	2,426
Net income	—	—	—	76,560	—	76,560
Balance, March 31, 2025	86,146,049	$9	$945,902	$(705,777)	$305	$240,439

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	$108	$184,750
Issuance of common stock upon the exercise of stock options and 2021 ESPP	220,647	—	366	—		366
Vesting of restricted stock	24,734	—	—	—		—
Vesting of early exercise stock options	34,900	—	142	—		142
Vesting of restricted stock units	109,108	—	—	—		—
Issuance of common stock upon the exercise of ATM, net of underwriting discounts and commissions and other issuance costs	4,084,502	—	17,829	—		17,829
Unrealized loss on investments	—	—	—	—	(351)	(351)
Foreign currency translation	—	—	—	—	2	2
Stock based compensation	—	—	3,207	—		3,207
Net loss	—	—	—	(28,062)		(28,062)
Balance, March 31, 2024	64,809,592	$6	$861,951	$(683,833)	$(241)	$177,883

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities
Net income (loss)	$76,560	$(28,062)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,221	3,226
Non-cash operating lease benefit	474	1,542
Stock based compensation	2,426	3,207
Amortization of investments	(854)	(1,115)
Change in fair value of contingent liabilities	(238)	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	289	(3,395)
Operating lease liability	(1,154)	(2,186)
Deferred revenue	(109,164)	(855)
Accounts payable	361	689
Accrued expenses and other liabilities	(6,544)	(3,319)
Current security deposit	—	20
Net cash used in operating activities	(34,623)	(30,248)

Cash flows from investing activities
Acquisition of property and equipment	(475)	(539)
Acquisition of fixed maturity securities, available for sale	(14,885)	(35,087)
Sale of fixed maturity securities, available for sale	43,290	47,167
Net cash provided by investing activities	27,930	11,541

Cash flows from financing activities

Proceeds from issuance of common stock and ESPP	120	366
Proceeds from ATM, net of issuance costs	—	17,829
Net cash provided by financing activities	120	18,195

Net decrease in cash, cash equivalents, and restricted cash	(6,573)	(512)

Cash, cash equivalents and restricted cash, beginning of period	61,213	49,303

Cash, cash equivalents and restricted cash, end of period	$54,640	$48,791

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for income tax	$2	$—

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

Since inception, the Company has incurred negative cash flows from operations and net losses in most periods. During the three months ended March 31, 2025, the Company recognized net income of $76,560, due primarily to $109,164 of collaboration revenue recognized during the quarter upon the termination of the collaboration agreement with Bristol-Myers Squibb (Note 7). During the three months ended March 31, 2025, the Company used $34,623 of cash in operations. Cash and cash equivalents and investments were $185,834 at March 31, 2025. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2025, and the consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2025 or for any other subsequent interim period. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of March 31, 2025 and December 31, 2024, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of March 31, 2025 and December 31, 2024, the Company had $2,775 and $2,772, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$51,865	$58,441
Restricted cash	2,775	2,772
Cash, cash equivalents, and restricted cash	$54,640	$61,213

Investments

The Company invests in fixed maturity securities including U.S. Treasury bills and bonds as well as corporate bonds. The investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses are determined by comparing the fair market value of the securities with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the statement of operations. Unrealized gains and losses on investments are recorded in other comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss). The cost of securities sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security. Securities with an original maturity date greater than three months that mature within one year of the balance sheet date are classified as short-term, while investments with a maturity date greater than one year are classified as long-term.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of Century Canada is the Canadian dollar. The functional currency of Gadeta is the Euro. Assets and liabilities of Century Canada and Gadeta are translated into U.S. dollars based on exchange rates at the end of each reporting period. Expenses are translated at average exchange rates during the reporting period. Gains and losses arising from the translation of assets and liabilities are included as a component of accumulated other comprehensive loss or income on the Company’s consolidated balance sheets. Gains and losses resulting from foreign currency transactions are reflected within the Company’s consolidated statements of operations and comprehensive income (loss). The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Intercompany payables and receivables are considered to be long-term in nature and any change in balance due to foreign currency fluctuation is included as a component of the Company’s consolidated comprehensive income (loss) and accumulated other comprehensive loss within the Company’s consolidated balance sheets.

Basic and diluted net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net income (loss) per common share by dividing the net income (loss) applicable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive.

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

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration consist of our future obligation owed to shareholders of Clade and Gadeta and includes contingent milestone payments, earn out considerations, and indemnification obligations. Acquisition-related contingent consideration was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement. The fair value of the acquisition-related contingent considerations are remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss) with general and administrative expense.

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

Intangible Assets

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If they carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the three months ended March 31, 2025, there were no impairment charges. For further discussion of identified intangible assets, see “Note 3 – Business combination”.

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

The Company recognized $895 of acquisition-related costs during the year ended December 31, 2024, which were expensed as incurred in the consolidated statement of operations. No such expenses were recorded during the three months ended March 31, 2025.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

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

As of December 31, 2024, given the sustained decrease of the Company’s market capitalization, the carrying value of the single, entity-wide reporting unit exceeded its fair value, and accordingly, the Company recorded a goodwill impairment charge of $4,327 to write off the goodwill balance.

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,142	—	—	$46,142
U.S. Treasury	—	30,697	—	30,697
Corporate bonds	—	103,272	—	103,272
Total	$46,142	$133,969	$—	$180,111
Liabilities:
Contingent consideration	—	—	8,500	8,500
Total	$—	$—	$8,500	$8,500

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2024, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$50,884	—	—	$50,884
U.S. Treasury	—	29,994	—	29,994
Corporate bonds	—	131,675	—	131,675
Total	50,884	$161,669	$—	$212,553
Liabilities:
Contingent consideration	—	—	8,738	8,738
Total	$—	$—	$8,738	$8,738

There were no transfers between levels during the period ended March 31, 2025. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of March 31, 2025:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$30,637	$61	$(1)	$30,697
Corporate bonds	103,046	251	(25)	103,272
Total	$133,683	$312	$(26)	$133,969

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2024:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$29,898	$97	$(1)	$29,994
Corporate bonds	131,395	316	(36)	131,675
Total	$161,293	$413	$(37)	$161,669

The following table provides the maturities of our fixed maturity available-for-sale securities:

	March 31, 2025	December 31, 2024
Less than one year	$113,256	$130,851
One to five years	20,713	30,818
	$133,969	$161,669

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At March 31, 2025 and December 31, 2024, the Company had 34 and 27 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of March 31, 2025 and December 31, 2024, accrued interest receivable on available-for-sale investment debt securities totaling $983 and $1,254, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent consideration liability (See Note 8 – Commitments and contingencies):

	Gadeta	Holdback Shares	Milestone	Total
Balance as of December 31, 2024	$413	$625	$7,700	$8,738
Changes in fair value	-	(336)	98	(238)
Balance as of March 31, 2025	$413	$289	$7,798	$8,500

The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of March 31, 2025, and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Gadeta Earnout:
Probability adjusted value of payment	$1,060	$1,060
Discount rate	12.4%	12.4%
Discount period (years)	8.1	8.1

Holdback Shares
Closing stock price on valuation date	$0.48	$1.01
Discount for lack of marketability	$(0.11)	$(0.22)

Clade Milestone:
Probability adjusted value of payments	$9,000	$9,000
Discount rate	11.3%	10.3%
Discount period (years)	1.3	1.6

Note 5—Property and equipment, net

The following is a summary of property and equipment, net:

	March 31, 2025	December 31, 2024
Lab equipment	$32,555	$32,385
Leasehold improvements	61,617	61,577
Construction in progress	326	97
Computer software and equipment	2,919	2,919
Furniture and fixtures	1,221	1,221
Total	98,638	98,199
Less: Accumulated depreciation	(39,106)	(36,058)
Property and equipment, net	$59,532	$62,141

Depreciation expense was $3,221 and $3,226 for the three months ended March 31, 2025 and 2024, respectively.

Note 6—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	March 31, 2025	December 31, 2024
Payroll and bonuses	$2,944	$7,703
Accrued clinical trial related costs	727	2,196
Professional and legal fees	2,266	2,617
Operating lease liability, current	4,882	4,870
Other	111	75
Total accrued expenses and other liabilities	$10,930	$17,461

Note 7 – Bristol-Myers Squibb Collaboration

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

The total transaction price of $123,187 was allocated to the performance obligations based on their estimated standalone selling price on January 7, 2022. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

●	Research and development services: The Company recognized the portion of the transaction price allocated to each of the research and development performance obligations as the research and development services are provided, using an inputs method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to each research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
●	License option rights: The transaction price allocated to the license options rights, which were considered material rights to license and commercialize the underlying research and development target, were deferred until the period that Bristol-Myers Squibb would have elected to exercise or not exercise its option or when the option to exercise expired.

Following an internal corporate portfolio prioritization process, Bristol-Myers Squibb notified the Company on December 12, 2024 that it would be terminating the Collaboration Agreement in its entirety without cause after the mandatory 90 day notification period. The termination was effective on March 12, 2025. As a result of the notice of termination, the Company concluded that the research and development services being provided to Bristol-Myers Squibb were substantially complete as of December 31, 2024, and accordingly, the remaining transaction price allocated to that performance obligation was recorded in the fourth quarter of 2024. The remaining transaction price related to the license option rights, which represented a material right, of $109,164 was recognized in this fiscal quarter as the option rights expired upon the termination of the

Collaboration Agreement. There will be no future collaboration revenues recognized under the Collaboration Agreement.

Note 8—Commitments and contingencies

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

The Company had $66 within accounts payable as of March 31, 2025 and $65 as of December 31, 2024, in its consolidated balance sheets related to the Master Service Agreement. During the three months ended March 31, 2025 and 2024, there were $66 and $56 in research and development expenses, respectively.

iCELL Inc. Sublicense Agreement

In March 2020, the Company entered into a Sublicense Agreement with iCELL Inc (“iCELL”) whereby iCELL granted the Company a license of certain patents and technology. The Company will pay iCELL royalties in the low single digits on net sales of the licensed product. In addition to the earned royalties, the Company will pay sales milestones, not to exceed $70,000, for the sales of the licensed product. iCELL is also eligible to receive payments of up to $4,250 in development and regulatory approval milestone payments. No milestones or royalties were due in 2025 or 2024.

Clade Therapeutics

In connection with the acquisition of Clade Therapeutics (Note 3 – Business combination), the Company is subject to a contingent milestone payment to the shareholders of Clade. The milestone payment is $10,000 and is payable in cash, shares of Century, or a combination thereof, at the discretion of Century.

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

Note 9—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $403 within security deposits and non-current assets in its consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease expense:
Fixed lease cost	$1,744	$1,085
Variable lease cost	664	450
Short term lease expense	—	—
Total operating lease expense	$2,408	$1,535

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		March 31,	December 31,
	Location in Balance Sheet	2025	2024

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$28,232	$28,706
Operating lease liability, current	Accrued expenses and other liabilities	$4,882	$4,870
Operating lease liability, long-term	Operating lease liability, long-term	47,793	48,960
Total operating lease liability		$52,675	$53,830

The following table reflects supplement lease term and discount rate information related to leases:

	As of March 31, 2025	As of December 31, 2024
Weighted-average remaining lease terms - operating leases	7.2 years	7.4 years
Weighted-average discount rate - operating leases	10.4%	10.4%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating cash flows from operating leases	$(1,154)	$(2,186)

The following table reflects future minimum lease payments under noncancelable leases as of March 31, 2025:

Operating Leases
2025	$7,341
2026	9,327
2027	9,573
2028	9,826
2029	10,085
Thereafter	36,029
Total lease payments	82,181
Less: Imputed interest	(25,362)
Less: Tenant incentive receivable	(4,144)
Total	$52,675

Note 10—Income taxes

During the three months ended March 31, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items.

Note 11—Basic and diluted net income (loss) per common share

The Company’s potentially dilutive securities, which include RSUs (“Restricted Stock Units”), restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been included in the computation of dilutive net income (loss) per share as applicable. The weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net income per share was 86,021,188 and 86,098,619 respectively for the three months ended March 31, 2025. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net income (loss) per share for the three months ended March 31, 2025 and 2024 because including them would have had an anti-dilutive effect.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Stock options to purchase common stock	6,556,371	4,739,854
Early exercised stock options subject to future vesting	7,731	84,380
Restricted stock awards subject to future vesting	—	24,731
Unvested restricted stock units	4,676,785	3,941,432
Warrants	32,009	32,009
Total	11,272,896	8,822,406

Note 12—Stock-based compensation

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2023, the 2021 Incentive Plan reserved shares were increased under clause (i) by 2,954,788 shares, effective as of January 1, 2023. For 2024, the 2021 Incentive Plan reserved shares were increased under clause (i) by 3,025,220 shares, effective as of January 1, 2024. As of March 31, 2025, there were 4,337,663 shares available for issuance under the 2021 Incentive Plan.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of March 31, 2025, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	11,310,587
Shares available for future stock option and RSU grants	4,337,663
Shares available for employee stock purchase plan	745,518
Total	16,393,768

The shares of Common Stock available under the 2021 Incentive Plan as of March 31, 2025 are as follows:

Shares
Balance December 31, 2024	3,691,145
Shares reserved for issuance	4,291,821
Options granted	(1,486,125)
RSU’s granted	(2,337,892)
Options and RSUs forfeited / cancelled	178,684
Balance March 31, 2025	4,337,633

Stock Options

The following table summarizes stock option activity for the three month period ended March 31, 2025:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2025	5,310,229	$5.66	4.14	$76
Granted	1,486,125	0.60	—	—
Exercised	(13,694)	1.03	—	—
Forfeited	(148,858)	5.91	—	—
Outstanding, March 31, 2025	6,633,802	$5.53	3.45	$35
Exercisable at March 31, 2025	5,651,511	$7.09	5.53	$35

The weighted average grant date fair value of awards for options granted during the three months ended March 31, 2025 was $5.61. As of March 31, 2025, there was $14,952 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.78 years. The aggregate intrinsic value of options vested and exercisable as of March 31, 2025 and 2024 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2025 and 2024 was $35 and $1,862, respectively.

The Company estimates the fair value of its option awards to employees and directors using Black-Scholes, which requires inputs and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of substantial company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar public companies. Starting in June of 2023, the Company had sufficient historical information regarding stock trading history, and started to use the Company’s own stock volatility. The Company has never paid dividends and does not expect to in the foreseeable future. The expected term of the options granted to employees is derived from the “simplified” method as described in Staff Accounting Bulletin 107 relating to stock-based compensation. The risk-free interest rates for periods within expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company will account for actual forfeitures as they occur.

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	March 31, 2025	December 31, 2024
Expected dividend rate	—	—
Expected option term (years)	6.08	6.02
Expected volatility	79.49%	78.84%
Risk-free interest rate	3.93%	4.29%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Research and development	$1,580	$1,748
General and administrative	846	1,459
Total stock-based compensation	$2,426	$3,207

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Stock options	1,858	$2,091
Restricted stock units	493	1,014
Restricted stock awards	40	45
Employee stock purchase plan	35	57
Total stock-based compensation	$2,426	$3,207

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2025:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2024	2,852,909	$2.83
Granted	2,337,892	0.60
Forfeited	(29,826)	5.01
Vested	(484,190)	0.75
Total Unvested March 31, 2025	4,676,785	$2.83

As of March 31, 2025, there was $5,108 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.07 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of March 31, 2025 and December 31, 2024:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2024	24,734	$7.27
Granted	—	—
Forfeited	—	—
Vested	(24,734)	7.27
Total Unvested March 31, 2025	—	$7.27

As of March 31, 2025, there was no unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $0 and $491 was recorded as a deposit liability on the Company’s balance sheet as of March 31, 2025 and March 31, 2024, respectively.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023 and 2024, the board waived the annual increase to the shares reserved under the ESPP. As of March 31, 2025, there were 745,518 shares available for issuance, under the ESPP.

Note 13—Related party transactions

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

In March 2021, the Company entered into a Manufacturing Agreement with FCDI (“Manufacturing Agreement”), pursuant to which FCDI provides certain agreed upon technology transfer, process development, analytical testing and cGMP manufacturing services to the Company.

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

During the three months ended March 31, 2025 and 2024, the Company made payments of $1,517 and $2,707 and incurred research and development expenses of $1,492 and $2,666, and recorded within research and development expenses in its consolidated statements of operations and comprehensive income (loss), respectively.

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

Note 14 – Common Stock

At-The-Market

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC, or (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”) pursuant to its shelf registration statement on Form S-3 (File No. 333-265975) and subject to the limitations thereof. During the quarter ended March 31, 2025, the Company did not have any sales in the ATM Program.

Note 15—Segment Reporting

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

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Collaboration revenue	$109,164	$855
Less cost and expense:
Research and development
Personnel and related costs	$9,984	$9,761
Facility and other allocated costs	5,322	4,692
Research and laboratory	9,475	8,042
Other research and development	1,799	926
General and administrative	8,408	8,743
Other segment (income)/expense	(2,384)	(3,247)
Net income (loss)	$76,560	$(28,062)

Other segment (income)/expense includes interest expense, interest income, other income (expense), and provision for income taxes.

Note 16—Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025 (the “Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” in our Annual Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Based on our current business plans, we believe our cash, cash equivalents and investments as of March 31, 2025, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

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

On September 22, 2023, we and FCDI entered into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases, or the Autoimmune License. Under the terms of the Autoimmune License, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with the Autoimmune License. In addition, on September 22, 2023, we and FCDI amended the Reprogramming License, Differentiation License and the Collaboration Agreement to expand our existing license related to the development and commercialization of iPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases.

During the three months ended March 31, 2025 and 2024, we made payments of $1.5 million and $2.7 million and incurred research and development expenses of $1.5 million and $2.7 million recorded within general and administrative expenses in its consolidated statements of operations and comprehensive income (loss), respectively.

From inception of the FCDI Collaboration Agreement through March 31, 2025, we incurred $44.3 million of expenses under the FCDI Collaboration Agreement.

Components of operating results

Collaboration revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date were generated through our collaboration, option and license agreement with Bristol-Myers Squibb, which was terminated, effective as of March 12, 2025. We recognize revenue over the expected performance period under this agreement. We expect that our revenue for the next several years will be derived primarily from any collaborations that we may enter into in the future. To date, we have not received any royalties under any of our existing collaboration agreements.

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

Income taxes

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. While the Company utilized a portion of its existing net operating loss carryforwards during tax year 2023, the Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of March 31, 2025, the Company has recorded a full valuation allowance against its net deferred tax assets, exclusive of its deferred tax liability on IPR&D in the U.S.

Results of operations

Comparison of the three months ended March 31, 2025 and 2024.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024	Change

	(in thousands)
Collaboration revenue	$109,164	$855	$108,309
Operating expenses:
Research and development	26,580	23,421	3,159
General and administrative	8,408	8,743	(335)
Total operating expenses	34,988	32,164	2,824
Income (loss) from operations	74,176	(31,309)	105,485
Other income (expense):
Interest income	2,422	3,237	(815)
Other income, net	(38)	11	(49)
Total other income (expense)	2,384	3,248	(864)
Loss before provision for income taxes	76,560	(28,061)	104,621
Provision for income taxes	—	(1)	1
Net income (loss)	$76,560	$(28,062)	$104,622

Collaboration revenue

During the three months ended March 31, 2025 and 2024, we recognized revenue of $109.2 million and $0.9 million under our collaboration agreement with Bristol-Myers Squibb, respectively. See Note 7 to our consolidated financial statements for additional information. The Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the three months ended March 31, 2025. There will be no future collaboration revenues recognized under this collaboration agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024	Change

	(in thousands)
Personnel and related costs	$9,984	$9,761	$223
Facility and other allocated costs	5,322	4,692	630
Research and laboratory	9,475	8,042	1,433
Other	1,799	926	873
Total research and development expense	$26,580	$23,421	$3,159

Research and development expenses were $26.6 million and $23.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $3.2 million was primarily due to:

●	an increase in facility and other allocated costs of $0.7 million due to an increase in rent expense of $0.7 million related to the lease acquired in the Clade acquisition.
●	an increase of $1.6 million in research and laboratory due to increased clinical trial costs and advancing of preclinical programs.
●	An increase in other from collaboration costs of $0.9 million due to manufacturing our CNTY-101 product candidate performed under our collaboration with FCDI.

General and administrative expenses

●	General and administrative expenses were $8.4 million for the three months ended March 31, 2025 and $8.7 million for three months ended March 31, 2024. The decrease is primarily due to a decrease in salary and benefit expense.

Interest income

Interest income was $2.4 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $666 million in net proceeds from the sales of our equity securities. As of March 31, 2025, we had cash, and cash equivalents of $51.9 million and investments of $134.0 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2026. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $705.8 million as of March 31, 2025.

In July 2022, we entered into a Sales Agreement, with Cowen and Company, LLC or Cowen, under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. In February of 2024, 4,084,502 shares of common stock were issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds.

In April 2024, we entered into a securities purchase agreement or, the Securities Purchase Agreement, with certain institutional accredited investors, or the Investors, pursuant to which we agreed to issue and sell to the Investors in a private placement an aggregate of 15,873,011 shares of common stock, or the Private Placement Shares, at a price of $3.78 per share, or the Private Placement. We received aggregate gross proceeds from the Private Placement of approximately $60 million, before deducting placement agent fees and offering expenses.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended	Three months ended
	March 31, 2025	March 31, 2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,623)	$(30,248)
Investing activities	27,930	11,541
Financing activities	120	18,195
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(6,573)	$(512)

Operating activities

Net cash used in operating activities was $34.6 million and $30.2 million for the three months ended March 31, 2025 and 2024, respectively. Net cash used in operating activities during the three months ended March 31, 2025 consisted primarily of our net income of $76.5 million and a decrease of $116.2 million in our net operating assets and liabilities, partially offset by non-cash charges of $5.0 million. The non-cash charges of $5.0 million consisted primarily of $3.2 million for depreciation expense, non-cash operating lease benefit of $0.5 million, a decrease in lease liability due to a lease termination, and stock-based compensation expense of $2.4 million, partially offset by amortization of marketable securities of $0.9 million and gain on contingent consideration liability of $0.2 million. The change in operating assets and liabilities was primarily due to a $1.2 million decrease in operating lease liability, a $109.2 million decrease in deferred revenue due to the termination of the Collaboration Agreement with Bristol-Myers Squibb, and a $6.5 million decrease in accrued expenses.

Net cash used in operating activities during the three months ended March 31, 2024 consisted primarily of our net loss of $28.0 million and a decrease of $9.0 million in our net operating assets and liabilities, partially offset by non-cash charges of $6.9 million. The non-cash charges of $6.8 million consisted primarily of $3.2 million for depreciation expense, non-cash operating lease of $1.5 million, and non-cash stock-based compensation expense of $3.2 million. This was partially offset by amortization of marketable securities of $1.1 million. The change in operating assets and liabilities was primarily due to the receipt of $11.7 million of tenant reimbursement, and a $1.7 million increase in accrued expenses and other liabilities, partially offset by a $2.0 million increase in deferred revenue.

Investing activities

Net cash provided by investing activities was $27.9 million and $11.5 million for the three months ended March 31, 2025 and 2024, respectively. Cash provided by investing activities for the three months ended March 31, 2025 consisted primarily of the sale of fixed maturity securities, available for sale of $43.3 million, which was partially offset by purchases of fixed maturity securities of $14.9 million.

Cash provided by investing activities for the three months ended March 31, 2024 consisted primarily of the sale of fixed maturity securities, available for sale of $47.2 million, which was partially offset by purchases of fixed maturity securities of $35.1 million and acquisition of property and equipment of $0.5 million.

Financing activities

Net cash provided by financing activities was $0.1 million and $18.2 million for the three months ended March 31, 2025 and 2024, respectively. Cash provided by financing activities consisted of $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Cash provided by financing activities consisted of $17.8 million from proceeds from our At-the-Market capital raise, and $0.4 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2025:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$9,656	$19,023	$20,042	$33,460	$82,181

Payment obligations under our license, collaboration, and acquisition and merger agreements as of March 31, 2025 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of March 31, 2025, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 8 “Commitments and contingencies” for additional information.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2025, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $54.6 million as of March 31, 2025, which consisted of bank deposits and money market funds. We also had investments of $134.0 million as of March 31, 2025. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2025, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: May 15, 2025	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Morgan Conn, PhD
Morgan Conn
Chief Financial Officer
(Principal Financial Officer)