Form 10-Q
period 2025-06-30
Century Therapeutics, Inc.
filed 2025-08-14
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025 the registrant had 86,389,098 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the early clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	our dependence on the success of our lead product candidate, CNTY-101, and our ability to progress CNTY-101 through clinical development;
●	the novelty of our approach to immuno-oncology and autoimmune and inflammatory treatments, utilizing iPSC-derived natural killer cells, or iNK cells, and iPSC-derived T cells, or iT cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	our ability to successfully manufacture certain of our product candidates, and the timing and costs of such manufacturing activities;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune and inflammatory therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, trade disputes and tariffs, banking instability, global health crises, geopolitical tensions or the outbreak of hostilities or war; and
●	developments relating to our competitors and our industry.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$56,878	$58,441
Short-term investments	98,965	130,851
Prepaid expenses and other current assets	4,326	4,759
Total current assets	160,169	194,051

Property and equipment, net	56,649	62,141
Operating lease right-of-use assets	27,737	28,706
Restricted cash	2,709	2,772
Long-term investments	2,690	30,818
Intangible assets	34,200	34,200
Security deposits and non-current assets	538	528
Total assets	$284,692	$353,216

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,208	$3,075
Accrued expenses and other liabilities	11,720	17,461
Deposit liability	20	82
Deferred revenue, current	—	109,164
Total current liabilities	14,948	129,782

Operating lease liability, long term	46,589	48,960
Contingent consideration liability	8,883	8,738
Deferred tax liability	4,374	4,374

Total liabilities	74,794	191,854

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 86,322,071 and 85,836,429 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	948,124	943,366
Accumulated deficit	(738,318)	(782,337)
Accumulated other comprehensive income	83	324
Total stockholders’ equity	209,898	161,362
Total liabilities and stockholders’ equity	$284,692	$353,216

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Collaboration revenue	$—	$771	$109,164	$1,625

Operating expenses
Research and development	26,859	27,220	53,439	50,641
General and administrative	7,805	8,306	16,212	17,052
Total operating expenses	34,664	35,526	69,651	67,693

Income (loss) from operations	(34,664)	(34,755)	39,513	(66,068)

Interest income	2,010	3,582	4,431	6,820
Other income (expense)	113	(12)	75	1
Total other income	2,123	3,570	4,506	6,821
Income (loss) before provision for income taxes	(32,541)	(31,185)	44,019	(59,247)
Provision for income taxes	—	(22)	—	(22)
Net income (loss)	$(32,541)	$(31,207)	$44,019	$(59,269)

Net income (loss) per common share Basic	(0.38)	(0.38)	0.51	(0.82)
Net income (loss) per common share Diluted	(0.38)	(0.38)	0.51	(0.82)
Weighted average common shares outstanding Basic	86,238,084	82,092,167	86,130,235	72,194,402
Weighted average common shares outstanding Diluted	86,238,084	82,092,167	86,207,666	72,194,402
Other comprehensive income (loss)
Net income (loss)	$(32,541)	$(31,207)	$44,019	$(59,269)
Unrealized loss on investments	(222)	(102)	(241)	(453)
Foreign currency translation gain	—	34	—	36
Comprehensive income (loss)	$(32,763)	$(31,275)	$43,778	$(59,686)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2024	85,836,429	$9	$943,366	$(782,337)	$324	$161,362
Issuance of common stock upon the exercise of stock options and 2021 ESPP	116,488	—	120	—	—	120
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	11,321	—	84	—	—	84
Vesting of restricted stock units	157,077	—	(94)	—	—	(94)
Unrealized loss on investments	—	—	—	—	(19)	(19)
Foreign currency translation	—	—	—	—	—	—
Stock based compensation	—	—	2,426	—	—	2,426
Net income	—	—	—	76,560	—	76,560
Balance, March 31, 2025	86,146,049	$9	$945,902	$(705,777)	$305	$240,439
Vesting of restricted stock units	176,022	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(222)	(222)
Stock based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	(32,541)	—	(32,541)
Balance, June 30, 2025	86,322,071	$9	$948,124	$(738,318)	$83	$209,898

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	$108	$184,750
Issuance of common stock upon the exercise of stock options and 2021 ESPP	220,647	—	366	—	—	366
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	34,900	—	142	—	—	142
Vesting of restricted stock units	109,108	—	—	—	—	—
Issuance of common stock upon the exercise of ATM, net of underwriting discounts and commissions and other issuance costs	4,084,502	—	17,829	—	—	17,829
Unrealized loss on investments	—	—	—	—	(351)	(351)
Foreign currency translation	—	—	—	—	2	2
Stock based compensation	—	—	3,207	—	—	3,207
Net loss	—	—	—	(28,062)	—	(28,062)
Balance, March 31, 2024	64,809,592	$6	$861,951	$(683,833)	$(241)	$177,883
Issuance of common stock upon the exercise of stock options and 2021 ESPP	100,305	—	103	—	—	103
Vesting of early exercise stock options	27,169	—	141	—	—	141
Issuance of common stock in connection with the transaction	3,741,646		15,154	—	—	15,154
Issuance of common stock upon the exercise of PIPE, net of underwriting discounts and commissions and other issuance costs	15,873,011	2	56,593	—	—	56,595
Unrealized loss on investments	—	—	—	—	(102)	(102)
Foreign currency translation	—	—	—	—	34	34
Stock based compensation	—	—	3,503	—	—	3,503
Net loss	—	—	—	(31,207)	—	(31,207)
Balance, June 30, 2024	84,551,723	$8	$937,445	$(715,040)	$(309)	$222,104

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net income (loss)	$44,019	$(59,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,422	6,688
Non-cash operating lease expense (benefit)	968	(136)
Stock based compensation	4,648	6,710
Accretion of investments	(1,501)	(2,458)
Change in fair value of contingent liabilities	145	(782)
Change in operating assets and liabilities:
Prepaid expenses and other assets	436	(2,122)
Operating lease liability	(2,347)	140
Deferred revenue	(109,164)	(1,625)
Accounts payable	(4)	(1,189)
Accrued expenses and other liabilities	(5,837)	(3,557)
Security deposit	—	20
Net cash used in operating activities	(62,215)	(57,580)

Cash flows from investing activities
Acquisition of property and equipment	(792)	(804)
Acquisition of fixed maturity securities, available for sale	(24,552)	(88,947)
Sale of fixed maturity securities, available for sale	85,813	77,036
Acquisition of Clade Therapeutics, Inc., net of cash acquired	—	(9,608)
Net cash provided by (used in) investing activities	60,469	(22,323)

Cash flows from financing activities
Proceeds from issuance of common stock and ESPP	120	470
Proceeds from ATM, net of issuance costs	—	17,829
Proceeds from PIPE, net of issuance costs	—	56,593
Net cash provided by financing activities	120	74,892

Net decrease in cash, cash equivalents, and restricted cash	(1,626)	(5,011)

Cash, cash equivalents and restricted cash, beginning of period	61,213	49,303

Cash, cash equivalents and restricted cash, end of period	$59,587	$44,292

Supplemental disclosure of cash and non-cash operating activities:
Cash paid for income tax	$—	$191

Supplemental disclosure of non-cash investing and financing activities:
Stock issued in connection with the Acquisition	$—	$15,154
Landlord paid leasehold improvements	$—	$934

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

Since inception, the Company has incurred negative cash flows from operations and net losses in most periods. During the three and six months ended June 30, 2025, the Company recognized net loss of $32,541 and net income of $44,019, respectively, due primarily to $109,164 of collaboration revenue recognized during the first quarter upon the termination of the collaboration agreement with Bristol-Myers Squibb (Note 7). During the six months ended June 30, 2025, the Company used $62,215 of cash in operations. Cash and cash equivalents and investments were $158,533 at June 30, 2025. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2025, and the consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2025 or for any other subsequent interim period. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of June 30, 2025 and December 31, 2024, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of June 30, 2025 and December 31, 2024, the Company had $2,709 and $2,772, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$56,878	$58,441
Restricted cash	2,709	2,772
Cash, cash equivalents, and restricted cash	$59,587	$61,213

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

Intercompany payables and receivables are considered to be long-term in nature and any change in balance due to foreign currency fluctuation is included as a component of the Company’s consolidated comprehensive income (loss) and accumulated other comprehensive income within the Company’s consolidated balance sheets.

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

Intangible Assets

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If they carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the three and six months ended June 30, 2025, there were no impairment charges. For further discussion of identified intangible assets, see “Note 3 – Business combination”.

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The ASU includes enhanced disclosure requirements, which mandate transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) An Amendment of the FASB Accounting Standards Codification (“ASC”), Clarifying the Effective Date, which clarifies that public business entities are required to adopt the ASU 2024-03 guidance in annual reporting periods beginning after December 15, 2026. And interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company has not early adopted this ASU and is currently examining the potential impact it will have. However, the Company does not expect it to impact results of operations, cash flows, or financial condition and should only impact certain income tax disclosures.

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

Contingent consideration was estimated at fair value on the date of the close and consists of both additional stock consideration (“Holdback Shares”) as well as a contingent milestone payment of $10,000 (“Clade Milestone”). The Holdback Shares total up to 793,687 shares of common stock consideration which will be issued and delivered to the sellers on the eighteen-month anniversary of the Closing Date, subject to potential reduction based on indemnification claims favoring the Company, if any. This contingent consideration was recorded at fair value as of the closing date, based on the closing stock price on that date, adjusted for a discount for lack of marketability, and totaled $2,600. Contingent consideration also includes the Clade Milestone, which consists of one potential clinical development milestone payment of $10,000, which may be paid in cash, shares, or a combination thereof, upon the achievement of the milestone. The fair value of this contingent consideration was estimated based on the probability of milestone achievement, and an estimated discount rate, and totaled $8,883 on the date of acquisition.

The Company recognized $895 of acquisition-related costs during the six months ended June 30, 2024, which were expensed as incurred in the consolidated statement of operations. No such expenses were recorded during the six months ended June 30, 2025.

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

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$50,627	—	—	$50,627
U.S. Treasury	—	25,146	—	25,146
Corporate bonds	—	76,509	—	76,509
Total	$50,627	$101,655	$—	$152,282
Liabilities:
Contingent consideration	—	—	8,883	8,883
Total	$—	$—	$8,883	$8,883

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

There were no transfers between levels during the period ended June 30, 2025. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of June 30, 2025:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$25,131	$18	$(3)	$25,146
Corporate bonds	76,390	139	(20)	76,509
Total	$101,521	$157	$(23)	$101,655

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2024:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$29,898	$97	$(1)	$29,994
Corporate bonds	131,395	316	(36)	131,675
Total	$161,293	$413	$(37)	$161,669

The following table provides the maturities of our fixed maturity available-for-sale securities:

	June 30, 2025	December 31, 2024
Less than one year	$98,965	$130,851
One to five years	2,690	30,818
Total	$101,655	$161,669

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At June 30, 2025 and December 31, 2024, the Company had 87 and 27 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of June 30, 2025 and December 31, 2024, accrued interest receivable on available-for-sale investment debt securities totaling $626 and $1,254, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent consideration liability (See Note 8 – Commitments and contingencies):

	Gadeta	Holdback Shares	Milestone	Total
Balance as of December 31, 2024	$413	$625	$7,700	$8,738
Changes in fair value	-	(264)	409	145
Balance as of June 30, 2025	$413	$361	$8,109	$8,883

The change in fair value is recorded as general and administrative expense. The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of June 30, 2025, and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Gadeta Earnout:
Probability adjusted value of payment	$1,060	$1,060
Discount rate	12.4%	12.4%
Discount period (years)	7.6	8.1

Holdback Shares
Closing stock price on valuation date	$0.56	$1.01
Discount for lack of marketability	$(0.10)	$(0.22)

Clade Milestone:
Probability adjusted value of payments	$9,000	$9,000
Discount rate	10.0%	10.3%
Discount period (years)	1.1	1.6

Note 5—Property and equipment, net

The following is a summary of property and equipment, net:

	June 30, 2025	December 31, 2024
Lab equipment	$33,139	$32,385
Leasehold improvements	61,617	61,577
Construction in progress	233	97
Computer software and equipment	2,919	2,919
Furniture and fixtures	1,221	1,221
Total	99,129	98,199
Less: Accumulated depreciation	(42,480)	(36,058)
Property and equipment, net	$56,649	$62,141

Depreciation expense was $3,201 and $6,422 for the three and six months ended June 30, 2025 and $3,462 and $6,688 for the three and six months ended June 30, 2024.

Note 6—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	June 30, 2025	December 31, 2024
Payroll and bonuses	$3,861	$7,703
Accrued clinical trial related costs	487	2,196
Professional and legal fees	2,429	2,617
Operating lease liability, current	4,894	4,870
Other	49	75
Total accrued expenses and other liabilities	$11,720	$17,461

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

Following an internal corporate portfolio prioritization process, Bristol-Myers Squibb notified the Company on December 12, 2024 that it would be terminating the Collaboration Agreement in its entirety without cause after the mandatory 90 day notification period. The termination was effective on March 12, 2025. As a result of the notice of termination, the Company concluded that the research and development services being provided to Bristol-Myers Squibb were substantially complete as of December 31, 2024, and accordingly, the remaining transaction price allocated to that performance obligation was recorded in the fourth quarter of 2024. The remaining transaction price related to the license option rights, which represented a material right, of $109,164 was recognized in the first fiscal quarter of 2025 as the option rights expired upon the termination of the Collaboration Agreement. There will be no future collaboration revenues recognized under the Collaboration Agreement.

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

The Company had $0 within accounts payable as of June 30, 2025 and $65 as of December 31, 2024, in its consolidated balance sheets related to the Master Service Agreement. The Company incurred research and development expenses of $0 and $66 during the three and six months ended June 30, 2025 and $0 and $56 during the three and six months ended June 30, 2024.

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

Note 9—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $403 within security deposits and non-current assets in its consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease expense:
Fixed lease cost	$1,736	$2,306	$3,480	$3,390
Variable lease cost	725	786	1,389	1,236
Short term lease expense	—	—	—	—
Total operating lease expense	$2,461	$3,092	$4,869	$4,626

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		June 30,	December 31,
	Location in Balance Sheet	2025	2024
Operating lease right-of-use asset, net	Operating lease right-of-use assets	$27,737	$28,706
Operating lease liability, current	Accrued expenses and other liabilities	4,894	4,870
Operating lease liability, long-term	Operating lease liability, long-term	46,589	48,960
Total operating lease liability		$51,483	$53,830

The following table reflects supplement lease term and discount rate information related to leases:

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease terms - operating leases	6.9 years	7.4 years
Weighted-average discount rate - operating leases	10.4%	10.4%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024
Operating cash flows from operating leases	$(4,858)	$(4,628)

The following table reflects future minimum lease payments under noncancelable leases as of June 30, 2025:

Operating Leases
2025	$4,908
2026	9,327
2027	9,573
2028	9,826
2029	10,085
Thereafter	36,029
Total lease payments	79,748
Less: Imputed interest	(24,121)
Less: Tenant incentive receivable	(4,144)
Total	$51,483

Note 10—Income taxes

During the three and six months ended June 30, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items.

Note 11—Basic and diluted net income (loss) per common share

The Company’s potentially dilutive securities, which include RSUs (“Restricted Stock Units”), restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been included in the computation of dilutive net income (loss) per share as applicable. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net income (loss) per share for the six months ended June 30, 2025 and 2024 because including them would have had an anti-dilutive effect.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2024
Stock options to purchase common stock	6,739,549	5,118,026
Early exercised stock options subject to future vesting	—	57,211
Restricted stock awards subject to future vesting	—	24,731
Unvested restricted stock units	4,052,917	4,107,893
Warrants	32,009	32,009
Total	10,824,475	9,339,870

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2025, the 2021 Incentive Plan reserved shares were increased under clause (i) by 4,291,821 shares, effective as of January 1, 2025. As of June 30, 2025, there were 4,259,911 shares available for issuance under the 2021 Incentive Plan.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of June 30, 2025, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	10,869,897
Shares available for future stock option and RSU grants	4,259,911
Shares available for employee stock purchase plan	745,518
Total	15,875,326

The shares of Common Stock available under the 2021 Incentive Plan as of June 30, 2025 are as follows:

Shares
Balance December 31, 2024	3,691,145
Shares reserved for issuance	4,291,821
Options granted	(1,833,025)
RSU’s granted	(2,357,342)
Options and RSUs forfeited / cancelled	467,312
Balance June 30, 2025	4,259,911

Stock Options

The following table summarizes stock option activity for the six month period ended June 30, 2025:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2025	5,310,229	$5.66	4.14	$76
Granted	1,833,025	0.60	—	—
Exercised	(13,694)	1.03	—	—
Forfeited	(282,114)	5.32	—	—
Cancelled	(30,466)	7.62	—	—
Outstanding, June 30, 2025	6,816,980	$5.44	3.92	$45
Exercisable at June 30, 2025	6,219,659	$6.81	5.44	$41

The weighted average grant date fair value of awards for options granted during the six months ended June 30, 2025 was $0.42. As of June 30, 2025, there was $8,043of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.59 years. The aggregate intrinsic value of options vested and exercisable as of June 30, 2025 and 2024 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2025 and 2024 was $45 and $665, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	June 30, 2025	December 31, 2024
Expected dividend rate	—	—
Expected option term (years)	5.98	6.02
Expected volatility	79.46%	78.84%
Risk-free interest rate	3.92%	4.29%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Research and development	$1,494	$2,455	$3,074	$3,914
General and administrative	728	1,048	1,574	2,796
Total stock-based compensation	$2,222	$3,503	$4,648	$6,710

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Stock options	$1,682	2,268	3,540	$4,359
Restricted stock units	506	1,133	999	2,147
Restricted stock awards	—	45	40	90
Employee stock purchase plan	34	57	69	114
Total stock-based compensation	$2,222	$3,503	$4,648	$6,710

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2025:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2024	2,852,909	$2.83
Granted	2,357,342	0.60
Forfeited	(154,732)	2.08
Vested	(1,002,602)	0.68
Total Unvested June 30, 2025	4,052,917	$1.96

As of June 30, 2025, there was $4,386 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.23 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of June 30, 2025 and December 31, 2024:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2024	24,734	$7.27
Granted	—	—
Forfeited	—	—
Vested	(24,734)	7.27
Total Unvested June 30, 2025	—	$—

As of June 30, 2025, there was no unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $0 and $82 was recorded as a deposit liability on the Company’s balance sheet as of June 30, 2025 and December 31, 2024, respectively.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023, 2024 and 2025, the board waived the annual increase to the shares reserved under the ESPP. As of June 30, 2025, there were 745,518 shares available for issuance, under the ESPP.

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

During the three and six months ended June 30, 2025, the Company made payments of $397 and $1,915 and incurred research and development expenses of $387 and $1,878, respectively, recorded within research and development expenses in its consolidated statements of operations and comprehensive income (loss).

During the three and six months ended June 30, 2024, the Company made payments of $124 and $2,831 and incurred research and development expenses of $2,615 and $5,282, respectively, recorded within research and development expenses in its consolidated statements of operations and comprehensive income (loss).

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

Note 14 – Common Stock

At-The-Market

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC, or (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”) pursuant to its shelf registration statement on Form S-3 (File No. 333-265975) and subject to the limitations thereof. During the six months ended June 30, 2024, the Company sold 4,084,502 shares pursuant to the ATM Program for net proceeds of $17,829, after deducting commissions of $551. During the six months ended June 30, 2025, the Company did not have any sales in the ATM Program.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Collaboration revenue	$—	$771	$109,164	$1,625
Less cost and expense:
Research and development
Personnel and related costs	$9,715	$10,939	$19,699	$20,701
Facility and other allocated costs	5,525	6,544	10,847	11,236
Research and laboratory	10,495	7,081	19,970	15,123
Other research and development	1,124	2,656	2,923	3,581
General and administrative	7,805	8,306	16,212	17,052
Other segment (income) expense	(2,123)	(3,548)	(4,506)	(6,799)
Net income (loss)	$(32,541)	$(31,207)	$44,019	$(59,269)

Other segment (income)/expense includes interest expense, interest income, other income (expense), and provision for income taxes.

Note 16—Subsequent Events

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"), which enacts significant changes to the US federal corporate income tax system. The legislation includes, among other provisions, modifications to the treatment of research and development expenditures, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income ("GILTI") and foreign-derived intangible income ("FDII") regimes, as well as the permanent extension of the controlled foreign corporation ("CFC") look-through rule.

Since the tax legislation was enacted after the balance sheet date of June 30, 2025, but before the issuance of these financial statements, the Company has not recognized any tax effects of the new tax legislation in its income tax provision. In accordance with ASC 855, the enactment of OBBBA is considered a nonrecognized subsequent event.

The Company is currently evaluating the provisions of the OBBBA including the potential for its deferred tax assets, valuation allowance assessments, and effective tax rate. At this time, the financial impact of the new legislation cannot be reasonably estimated.

Reduction in Force

In July 2025, the Company completed a reduction in force (“RIF”) by approximately 51% of its workforce as part of a broader effort to right size the organization to focus on programs with the highest potential for transformational value.

In connection with the RIF, the Company expects to incur approximately $4,300 of expenses related to its employee severance, benefits and related costs, primarily in the third quarter of 2025. The Company is also in the process of reviewing its real estate portfolio as a result of the RIF and the efforts to right size the organization. Changes in the planned usage of the Company’s facilities could potentially impact the recoverability of right of use assets and other long lived assets in future periods.

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

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of immune effector cell types we can generate from iPSCs, including iPSC-derived natural killer cells, or iNK cells, iPSC-derived gd T cells, or gd IT cells and iPSC-derived CD4+ and CD8+ ab T cells, or ab iT cells, and iPSC-derived non-immune cells. We believe this capability enables optimal matching of cell characteristics to indication, ensuring we target the right cell for the right indication. Further, we have developed a feeder-free, scalable process that recapitulates normal T cell development in a dish, allowing for what we believe to be the industry-first presentation of iPSC-derived CD4+ and CD8+ CAR-T cells that demonstrate αβ-like T cell function.

Our lead clinical product candidate, CNTY-101, is a CAR-iNK cell therapy with six precision gene edits currently being tested in a Phase 1 clinical trial with clinical sites in the US and EU for patients with B-cell mediated autoimmune diseases. In March 2025, we announced that we have discontinued CNTY-101 evaluation in a Phase 1 clinical trial for patients with lymphoma for strategic reasons. While we remain encouraged by tolerability and clinical activity of CNTY-101 in late-stage R/R NHL, emerging data from ELiPSE-1 did not meet our threshold to be considered transformational in this patient population.

In March 2025, we unveiled a re-prioritized pre-clinical pipeline intended to further leverage the unique capabilities and technologies we have towards transformative treatments holding strong commercial potential to treat serious diseases with high unmet need. Accordingly, in addition to our clinical-stage programs, we are focusing on core programs built on our industry-leading iT cell platform. We believe these programs have significant potential for differentiation in their respective categories.

●	CNTY-308: A CD19-targeted CAR-iT cell therapy engineered with Allo-Evasion™ 5.0 demonstrating preclinical efficacy comparable to autologous CD19 CAR-T cells. It is being developed primarily for B-cell mediated autoimmune diseases and malignancies and is being evaluated in Investigational New Drug, or IND, -enabling studies.
●	CNTY-341: A CD19/CD22 dual-targeted CAR-iT cell therapy engineered with Allo-Evasion™ 5.0 which pairs dual targeting and primary T-cell-like functionality in an allogeneic cell with the goal of providing a differentiated therapy for B cell malignancies.
●	Our first solid tumor CAR iT program exploiting Nectin-4 CAR and other validated targets, engineered with Allo-Evasion™ 5.0 and additional engineering aimed at overcoming the key barriers to success in solid tumors.
●	We are also selectively expanding to non-immune cells where we believe there are opportunities to potentially accelerate in high-impact therapeutic areas where we believe our technology and capabilities can provide meaningful differentiation.

In July 2025, we completed a reduction in force by approximately 51% of our workforce as part of a broader effort to right size the organization to focus on clinical execution of CNTY-101 in autoimmune diseases and the acceleration of our leading pre-clinical programs with CNTY-308 and our non-immune cell programs.

Our vision is to become a premier, fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening autoimmune diseases and cancers. To achieve our vision, our world-class team is applying its decades of collective experience in cell therapy and drug development, manufacturing, and commercialization.

Based on our current business plans, we believe our cash, cash equivalents and investments as of June 30, 2025, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs, including our clinical development of CNTY-101, and our other product candidates. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, investments, any future equity or debt financings, and upfront and milestone and royalty payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

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

During the three and six months ended June 30, 2025, we made payments of $0.4 million and $1.9 million and incurred research and development expenses of $0.4 million and $1.9 million recorded within general and administrative expenses in its consolidated statements of operations and comprehensive income (loss), respectively.

During the three and six months ended June 30, 2024, we made payments of $0.1 million and $2.8 million and incurred research and development expenses of $2.6 million and $5.3 million and legal fees of $38 thousand and $73 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

From inception of the FCDI Collaboration Agreement through June 30, 2025, we incurred $44.7 million of expenses under the FCDI Collaboration Agreement.

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

Income taxes

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. While the Company utilized a portion of its existing net operating loss carryforwards during tax year 2023, the Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of June 30, 2025, the Company has recorded a full valuation allowance against its net deferred tax assets, exclusive of its deferred tax liability on IPR&D in the U.S.

Results of operations

Comparison of the three months ended June 30, 2025 and 2024.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024	Change

	(in thousands)
Collaboration revenue	$—	$771	$(771)
Operating expenses:
Research and development	26,859	27,220	(361)
General and administrative	7,805	8,306	(501)
Total operating expenses	34,664	35,526	(862)
Loss from operations	(34,664)	(34,755)	91
Other income (expense):
Interest income	2,010	3,582	(1,572)
Other income, net	113	(12)	125
Total other income (expense)	2,123	3,570	(1,447)
Loss before provision for income taxes	(32,541)	(31,185)	(1,356)
Provision for income taxes	—	(22)	22
Net loss	$(32,541)	$(31,207)	$(1,334)

Collaboration revenue

During the three months ended June 30, 2025 and 2024, we recognized revenue of $0 million and $0.8 million under our collaboration agreement with Bristol-Myers Squibb, respectively. See Note 7 to our consolidated financial statements for additional information. The Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the three months ended March 31, 2025. There will be no future collaboration revenues recognized under this collaboration agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024	Change

	(in thousands)
Personnel and related costs	$9,715	$10,939	$(1,224)
Facility and other allocated costs	5,525	6,544	(1,019)
Research and laboratory	10,495	7,081	3,414
Other	1,124	2,656	(1,532)
Total research and development expense	$26,859	$27,220	$(361)

Research and development expenses were $26.9 million and $27.2 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $0.3 million was primarily due to:

●	a decrease in personnel and related costs of $1.2 million due to a reduction in research and development staff.
●	a decrease in facility and other allocated costs of $1.0 million due to the consolidation of lab operations and subsequent reallocation of rent expense to general and administrative, or G&A.
●	a decrease in other costs of $1.5 million primarily due to the completion of our CNTY-101 product candidate manufacturing campaign performed under our collaboration with FCDI.
●	these decreases were offset by an increase in research and laboratory costs of $3.4 million.

General and administrative expenses

●	General and administrative expenses were $7.8 million and $8.3 million for the three months ended June 30, 2025 and 2024, respectively. This decrease was due to a decrease in legal fees associated with the Clade acquisition in 2024 and a decrease in stock-based compensation. These decreases were offset by an increase in contingent liability consideration and the consolidation of lab operations and subsequent reallocation of rent expense to G&A.

Interest income

Interest income was $2.0 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Results of operations

Comparison of the six months ended June 30, 2025 and 2024.

The following table summarizes our results of operations for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	Change

	(in thousands)
Collaboration revenue	$109,164	$1,625	$107,539
Operating expenses:
Research and development	53,439	50,641	2,798
General and administrative	16,212	17,052	(840)
Total operating expenses	69,651	67,693	1,958
Income (loss) from operations	39,513	(66,068)	105,581
Other income (expense):
Interest income	4,431	6,820	(2,389)
Other income, net	75	1	74
Total other income (expense)	4,506	6,821	(2,315)
Income (loss) before provision for income taxes	44,019	(59,247)	103,266
Provision for income taxes	—	(22)	22
Net income (loss)	$44,019	$(59,269)	$103,288

Collaboration revenue

During the six months ended June 30, 2025 and 2024, we recognized revenue of $109.2 million and $1.6 million under our collaboration agreement with Bristol-Myers Squibb, respectively. See Note 7 to our consolidated financial statements for additional information. The Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the six months ended March 31, 2025. There will be no future collaboration revenues recognized under this collaboration agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	Change

	(in thousands)
Personnel and related costs	$19,699	$20,701	$(1,002)
Facility and other allocated costs	10,847	11,236	(389)
Research and laboratory	19,970	15,123	4,847
Other	2,923	3,581	(658)
Total research and development expense	$53,439	$50,641	$2,798

Research and development expenses were $53.4 million and $50.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $2.8 million was primarily due to:

●	a decrease in personnel and related costs of $1.0 million due to a reduction in research and development staff.
●	a decrease in facility and other related costs of $0.4 million due to the consolidation of lab operations and subsequent reallocation of rent expense to general and administrative expense.

●	a decrease in other costs of $0.7 million primarily due to the completion of our CNTY-101 product candidate manufacturing campaign performed under our collaboration agreement with FCDI.
●	the above decreases were offset by an increase in research and laboratory costs of $4.8 million.

General and administrative expenses

General and administrative expenses were $16.2 million and $17.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was a result of a decrease in legal fees associated with the Clade acquisition in 2024 and a decrease in stock-based compensation, offset by increased contingent liability consideration and the consolidation of lab operations and subsequent reallocation of rent expense to general and administrative expenses.

Interest income

Interest income was $4.4 million and $6.8 million for the six months ended June 30, 2025 and 2024, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $666 million in net proceeds from the sales of our equity securities. As of June 30, 2025, we had cash, and cash equivalents of $56.9 million and investments of $101.7 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2027. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $738.3 million as of June 30, 2025.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(62,215)	$(57,580)
Investing activities	60,469	(22,323)
Financing activities	120	74,892
Net decrease in cash, cash equivalents, and restricted cash	$(1,626)	$(5,011)

Operating activities

Net cash used in operating activities was $62.2 million and $57.6 million for the six months ended June 30, 2025 and 2024, respectively. Net cash used in operating activities during the six months ended June 30, 2025 consisted primarily of our net income of $44.0 million and a non-cash charges of $10.7 million, offset by a decrease of $116.8 million in our net operating assets and liabilities. The non-cash charges of $10.7 million consisted primarily of $6.4 million for depreciation expense, non-cash operating lease benefit of $1.0 million, and stock-based compensation expense of $4.6 million, partially offset by amortization of marketable securities of $1.5 million and loss on contingent consideration liability of $0.1 million. The change in operating assets and liabilities was primarily due to a $2.3 million decrease in operating lease liability, a $109.2 million decrease in deferred revenue due to the termination of the Collaboration Agreement with Bristol-Myers Squibb, and a $5.8 million decrease in accrued expenses.

Net cash used in operating activities was $57.6 million for the six months ended June 30, 2024. Net cash used in operating activities during the six months ended June 30, 2024 consisted primarily of our net loss of $59.3 million. The non-cash charges of $10.0 million consisted primarily of $6.7 million for depreciation expense, non-cash operating lease of $0.1 million, and non-cash stock-based compensation expense of $6.7 million. This was partially offset by amortization of marketable securities of $2.5 million and gain on contingent consideration liability of $0.8 million.

Investing activities

Net cash provided by (used in) investing activities was $60.5 million and ($22.3) million for the six months ended June 30, 2025 and 2024, respectively. Cash provided by investing activities for the six months ended June 30, 2025 consisted primarily of the sale of fixed maturity securities of $85.8 million, which was partially offset by purchases of fixed maturity securities of $24.6 million.

Net cash used in investing activities was $22.3 million for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2024 consisted primarily of the sale of fixed maturity securities of $77.0 million, which was partially offset by purchases of fixed maturity securities of $89.0 million, acquisition of property and equipment of $0.8 million, and the acquisition of Clade for $9.6 million.

Financing activities

Net cash provided by financing activities was $0.1 million and $74.9 million for the six months ended June 30, 2025 and 2024, respectively. Cash provided by financing activities consisted of $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Net cash provided by financing activities was $74.9 million for the six months ended June 30, 2024. Cash provided by financing activities consisted of $17.8 million from proceeds from our at-the-market capital raise, $56.6 million from proceeds from our PIPE financing, and $0.5 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2025:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$9,546	$19,148	$20,173	$30,881	$79,748

Payment obligations under our license, collaboration, and acquisition and merger agreements as of June 30, 2025 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of June 30, 2025, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 8 “Commitments and contingencies” for additional information.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2025, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $59.6 million as of June 30, 2025, which consisted of bank deposits and money market funds. We also had investments of $101.7 million as of June 30, 2025. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2025, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: August 14, 2025	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Douglas Carr, CPA
Douglas Carr, CPA
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)