Form 10-Q
period 2025-09-30
Century Therapeutics, Inc.
filed 2025-11-13
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IPSC	The Nasdaq Capital Market

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

As of November 1, 2025 the registrant had 87,307,091 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the early clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the novelty of our approach to immuno-oncology and autoimmune treatments, utilizing iPSC-derived natural killer cells, or iNK cells, iPSC-derived T cells, or iT cells, and iPSC -derived non-immune cells and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	our reliance on the maintenance of our collaborative relationship with FUJIFILM Cellular Dynamics Inc., or FCDI, for access to key differentiation and reprogramming technology for the manufacturing and development of our product candidates;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our ability to successfully manufacture certain of our product candidates, and the timing and costs of such manufacturing activities;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune and inflammatory therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, trade disputes and tariffs, banking instability, global health crises, geopolitical tensions or the outbreak of hostilities or war; and
●	developments relating to our competitors and our industry.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$55,515	$58,441
Short-term investments	77,234	130,851
Prepaid expenses and other current assets	4,960	4,759
Total current assets	137,709	194,051

Property and equipment, net	53,715	62,141
Operating lease right-of-use assets	16,566	28,706
Restricted cash	2,314	2,772
Long-term investments	—	30,818
Intangible assets	34,200	34,200
Security deposits and non-current assets	213	528
Total assets	$244,717	$353,216

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$2,617	$3,075
Accrued expenses and other liabilities	11,051	17,461
Contingent consideration liability, short-term	8,338	—
Deposit liability	20	82
Deferred revenue, current	—	109,164
Total current liabilities	22,026	129,782

Operating lease liability, long term	41,185	48,960
Contingent consideration liability, long-term	784	8,738
Deferred tax liability	4,374	4,374

Total liabilities	68,369	191,854

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 86,527,767 and 85,836,429 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	949,015	943,366
Accumulated deficit	(772,740)	(782,337)
Accumulated other comprehensive income	64	324
Total stockholders’ equity	176,348	161,362
Total liabilities and stockholders’ equity	$244,717	$353,216

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Collaboration revenue	$—	$791	$109,164	$2,416

Operating expenses
Research and development	22,526	27,228	75,972	77,869
General and administrative	6,835	8,352	23,047	25,400
Impairment of long-lived assets	6,763	—	6,763	—
Total operating expenses	36,124	35,580	105,782	103,269

Income (loss) from operations	(36,124)	(34,789)	3,382	(100,853)

Interest income	1,605	3,305	6,037	10,126
Other income	97	250	172	248
Total other income	1,702	3,555	6,209	10,374
Income (loss) before provision for income taxes	(34,422)	(31,234)	9,591	(90,479)
Provision for income taxes	—	8	—	(14)
Net income (loss)	$(34,422)	$(31,226)	$9,591	$(90,493)

Net income (loss) per common share Basic	(0.40)	(0.37)	0.11	(1.18)
Net income (loss) per common share Diluted	(0.40)	(0.37)	0.11	(1.18)
Weighted average common shares outstanding Basic	86,464,066	84,704,352	86,312,863	76,394,266
Weighted average common shares outstanding Diluted	86,464,066	84,704,352	86,390,294	76,394,266
Other comprehensive income (loss)
Net income (loss)	$(34,422)	$(31,226)	$9,591	$(90,493)
Unrealized gain (loss) on investments	(19)	1,075	(260)	622
Foreign currency translation gain (loss)	—	(8)	—	28
Comprehensive income (loss)	$(34,441)	$(30,159)	$9,331	$(89,843)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2024	85,836,429	$9	$943,366	$(782,337)	$324	$161,362
Issuance of common stock upon the exercise of stock options and 2021 ESPP	116,488	—	120	—	—	120
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	11,321	—	84	—	—	84
Vesting of restricted stock units	157,077	—	(94)	—	—	(94)
Unrealized loss on investments	—	—	—	—	(19)	(19)
Stock based compensation	—	—	2,426	—	—	2,426
Net income	—	—	—	76,560	—	76,560
Balance, March 31, 2025	86,146,049	$9	$945,902	$(705,777)	$305	$240,439
Vesting of restricted stock units	176,022	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(222)	(222)
Stock based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	(32,541)	—	(32,541)
Balance, June 30, 2025	86,322,071	$9	$948,124	$(738,318)	$83	$209,898
Issuance of common stock upon the exercise of stock options and 2021 ESPP	105,773	—	—	—	—	—
Vesting of restricted stock units	99,923	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(19)	(19)
Stock based compensation	—	—	891	—	—	891
Net income	—	—	—	(34,422)	—	(34,422)
Balance, September 30, 2025	86,527,767	$9	$949,015	$(772,740)	$64	$176,348

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	$108	$184,750
Issuance of common stock upon the exercise of stock options and 2021 ESPP	220,647	—	366	—	—	366
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	34,900	—	142	—	—	142
Vesting of restricted stock units	109,108	—	—	—	—	—
Issuance of common stock upon the exercise of ATM, net of underwriting discounts and commissions and other issuance costs	4,084,502	—	17,829	—	—	17,829
Unrealized loss on investments	—	—	—	—	(351)	(351)
Foreign currency translation	—	—	—	—	2	2
Stock based compensation	—	—	3,207	—	—	3,207
Net loss	—	—	—	(28,062)	—	(28,062)
Balance, March 31, 2024	64,809,592	$6	$861,951	$(683,833)	$(241)	$177,883
Issuance of common stock upon the exercise of stock options and 2021 ESPP	100,305	—	103	—	—	103
Vesting of early exercise stock options	27,169	—	141	—	—	141
Issuance of common stock in connection with the transaction	3,741,646		15,154	—	—	15,154
Issuance of common stock upon the exercise of PIPE, net of underwriting discounts and commissions and other issuance costs	15,873,011	2	56,593	—	—	56,595
Unrealized loss on investments	—	—	—	—	(102)	(102)
Foreign currency translation	—	—	—	—	34	34
Stock based compensation	—	—	3,503	—	—	3,503
Net loss	—	—	—	(31,207)	—	(31,207)
Balance, June 30, 2024	84,551,723	$8	$937,445	$(715,040)	$(309)	$222,104
Issuance of common stock upon the exercise of stock options and 2021 ESPP	159,428	1	281	—	—	282
Vesting of early exercise stock options	27,169	—	141	—	—	141
Vesting of restricted stock units	23,629	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	1,075	1,075
Foreign currency translation	—	—	—	—	(8)	(8)
Stock based compensation	—	—	3,318	—	—	3,318
Net loss	—	—	—	(31,226)	—	(31,226)
Balance, September 30, 2024	84,761,949	$9	$941,185	$(746,266)	$758	$195,686

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income (loss)	$9,591	$(90,493)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,551	9,986
Non-cash operating lease expense (benefit)	1,485	(394)
Stock based compensation	5,540	10,028
Impairment of long-lived asset	6,763	—
Accretion of investments	(2,008)	(3,779)
Change in fair value of contingent liabilities	385	(1,111)
Gain on reduction in lease liability due to lease termination	(1,395)	959
Change in operating assets and liabilities:
Prepaid expenses and other assets	1,021	(2,863)
Operating lease liability	(3,579)	(2,599)
Deferred revenue	(109,164)	(2,416)
Accounts payable	(595)	(1,946)
Accrued expenses and other liabilities	(5,394)	(1,304)
Security deposit	—	20
Net cash used in operating activities	(87,799)	(85,912)

Cash flows from investing activities
Acquisition of property and equipment	(987)	21
Acquisition of fixed maturity securities, available for sale	(35,575)	(102,145)
Sale of fixed maturity securities, available for sale	121,702	128,608
Acquisition of Clade Therapeutics, Inc., net of cash acquired	—	(9,608)
Net cash provided by investing activities	85,140	16,876

Cash flows from financing activities
Proceeds from issuance of common stock and ESPP	120	743
Proceeds from ATM, net of issuance costs	—	17,829
Proceeds from PIPE, net of issuance costs	—	56,593
Net cash provided by financing activities	120	75,165

Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,539)	6,129

Cash, cash equivalents and restricted cash, beginning of period	61,213	49,303

Cash, cash equivalents and restricted cash, end of period	$58,674	$55,432

Supplemental disclosure of cash and non-cash operating activities:
Reduction of ROU asset and lease liability due to non-cash lease modification	3,892	—
Cash paid for income tax	—	13
	$3,892	$13
Supplemental disclosure of non-cash investing and financing activities:
Stock issued in connection with the Acquisition	$—	$15,154
Landlord paid leasehold improvements	$—	$934

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

Since inception, the Company has incurred negative cash flows from operations and net losses in most periods. During the three and nine months ended September 30, 2025, the Company recognized a net loss of $34,422 and net income of $9,591, respectively, with the net income in the nine month period driven primarily by $109,164 of collaboration revenue recognized during the first quarter upon the termination of the collaboration agreement with Bristol-Myers Squibb (Note 7). During the nine months ended September 30, 2025, the Company used $87,799 of cash in operations. Cash and cash equivalents and investments were $132,748 at September 30, 2025. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2025, the consolidated statements of operations and comprehensive income (loss) and consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2025 or for any other subsequent interim period. The consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuations supporting stock compensation, the estimation of the incremental borrowing rate for operating leases, sublease income assumptions for right of use asset impairment calculations, intangible assets acquired in business combinations and standalone selling prices of performance obligations in collaboration agreements. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of September 30, 2025 and December 31, 2024, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of September 30, 2025 and December 31, 2024, the Company had $3,159 and $2,772, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$55,515	$58,441
Restricted cash	2,314	2,772
Restricted cash included in prepaid and other current assets	845	—
Cash, cash equivalents, and restricted cash	$58,674	$61,213

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

Intangible Assets

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If they carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the three and nine months ended September 30, 2025, there were no impairment charges. For further discussion of identified intangible assets, see “Note 3 – Business combination”.

Recent accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of this ASU and believes that the adoption will not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 3—Business combination

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

Contingent consideration was estimated at fair value on the date of the close and consists of both additional stock consideration (“Holdback Shares”) as well as a contingent milestone payment of $10,000 (“Clade Milestone”). The Holdback Shares totaled 784,128 shares of common stock consideration that were issued and delivered to the Clade shareholders on October 15, 2025. This contingent consideration was recorded at fair value as of the closing date, based on the closing stock price on that date, adjusted for a discount for lack of marketability, and totaled $2,600. Contingent consideration also includes the Clade Milestone, which consists of one potential clinical development milestone payment of $10,000, which may be paid in cash, shares, or a combination thereof, upon the achievement of the milestone. The fair value of this contingent consideration was estimated based on the probability of milestone achievement, and an estimated discount rate, and totaled $8,883 on the date of acquisition.

The Company recognized $895 of acquisition-related costs during the nine months ended September 30, 2024, which were expensed as incurred in the consolidated statement of operations. No such expenses were recorded during the nine months ended September 30, 2025.

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

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$49,734	—	—	$49,734
U.S. Treasury	—	17,997	—	17,997
Corporate bonds	—	59,237	—	59,237
Total	$49,734	$77,234	$—	$126,968
Liabilities:
Contingent consideration, short-term	—	—	8,338	8,338
Contingent consideration, long-term	—	—	784	784
Total	$—	$—	$9,122	$9,122

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

There were no transfers between levels during the period ended September 30, 2025. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of September 30, 2025:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$17,989	$8	$—	$17,997
Corporate bonds	59,129	124	(16)	59,237
Total	$77,118	$132	$(16)	$77,234

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2024:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$29,898	$97	$(1)	$29,994
Corporate bonds	131,395	316	(36)	131,675
Total	$161,293	$413	$(37)	$161,669

The following table provides the maturities of our fixed maturity available-for-sale securities:

	September 30, 2025	December 31, 2024
Less than one year	$77,234	$130,851
One to five years	—	30,818
Total	$77,234	$161,669

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At September 30, 2025 and December 31, 2024, the Company had 26 and 27 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of September 30, 2025 and December 31, 2024, accrued interest receivable on available-for-sale investment debt securities totaling $484 and $1,254, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent consideration liability (See Note 8 – Commitments and contingencies):

	Gadeta	Holdback Shares	Milestone	Total
Balance as of December 31, 2024	$413	$625	$7,700	$8,738
Changes in fair value	-	(254)	638	384
Balance as of September 30, 2025	$413	$371	$8,338	$9,122

The change in fair value is recorded as general and administrative expense. The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of September 30, 2025, and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Gadeta Earnout:
Probability adjusted value of payment	$1,060	$1,060
Discount rate	12.4%	12.4%
Discount period (years)	7.4	8.1

Holdback Shares
Closing stock price on valuation date	$0.50	$1.01
Discount for lack of marketability	$(0.03)	$(0.22)

Clade Milestone:
Probability adjusted value of payments	$9,000	$9,000
Discount rate	9.5%	10.3%
Discount period (years)	0.8	1.6

Note 5—Property and equipment, net

The following is a summary of property and equipment, net:

	September 30, 2025	December 31, 2024
Lab equipment	$33,328	$32,385
Leasehold improvements	61,647	61,577
Construction in progress	170	97
Computer software and equipment	2,958	2,919
Furniture and fixtures	1,221	1,221
Total	99,324	98,199
Less: Accumulated depreciation	(45,609)	(36,058)
Property and equipment, net	$53,715	$62,141

Depreciation expense was $3,129 and $9,551 for the three and nine months ended September 30, 2025 and $3,297 and $9,986 for the three and nine months ended September 30, 2024.

Note 6—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	September 30, 2025	December 31, 2024
Payroll and bonuses	$3,537	$7,703
Accrued clinical trial related costs	1,550	2,196
Professional and legal fees	1,157	2,617
Operating lease liability, current	3,772	4,870
Other	1,035	75
Total accrued expenses and other liabilities	$11,051	$17,461

Note 7—Bristol-Myers Squibb Collaboration

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

The Company had $0 within accounts payable as of September 30, 2025 and $65 as of December 31, 2024, in its consolidated balance sheets related to the Master Service Agreement. The Company incurred research and development expenses of $0 and $6 during the three and nine months ended September 30, 2025 and $0 for both the three and nine months ended September 30, 2024.

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

The Holdback Shares representing approximately 10% of the aggregate consideration, were held back at the closing of the acquisition as recourse to satisfy certain indemnification obligations of the Clade shareholders under the Merger Agreement. A total of 784,128 Holdback Shares were issued pursuant to the terms of the Merger Agreement on October 15, 2025.

In connection with the acquisition of Clade, the Company also assumed an earn-out obligation (“Gadeta Milestone”) that is contingent on a clinical development milestone of a product that incorporates Gadeta intellectual property between the acquisition date and December 31, 2032. The total payment to the shareholders of Gadeta is upon the occurrence of such an event is $20,000.

Note 9—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amount of $403 within security deposits and non-current assets and prepaid expenses and other current assets in its consolidated balance sheets for both periods ending September 30, 2025 and December 31, 2024.

In September 2025, the Company executed a series of lease modifications with the same landlord that will result in the early termination of its leases in Seattle, WA (“Seattle”) and Boston, MA (“Boston”). Concurrently, the Company entered into a new lease agreement in Watertown, MA (“Watertown”), set to begin upon the termination of the existing Boston lease. The Seattle lease is expected to terminate on December 31, 2025, while the Boston lease is expected to terminate on January 31, 2026, aligning with the expected commencement date of the new Watertown lease. As a result of the these lease modifications, the Company recorded a reduction of their right-of-use assets of $6,455 and lease liabilities totaling $7,850, which resulted in the recognition of a gain of $1,395 related to the Seattle lease which had previously been impaired. The remaining $526 of net book value of the leasehold improvements associated with the Seattle and Boston, leases will be depreciated over the remaining lives of the leases on a straight-line basis.

The Company’s leases have initial terms ranging from 5 to 16 years, except for the Seattle and Boston leases, which are expected to terminate on December 31, 2025 and January 31, 2026, as discussed above.

Following the reduction in force (“RIF”) that occurred in July 2025 (see Note 16), the Company is planning to sublease part of its Philadelphia, PA headquarters location. The Company evaluated the right-of-use asset for impairment as a result of this change in strategy and recorded an impairment charge of $6,763 during the three and nine months ended September 30, 2025.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease expense:
Fixed lease cost	$2,599	$1,647	$6,079	$5,037
Variable lease cost	697	673	2,086	1,910
Gain on lease modification	(1,395)	—	(1,395)	—
Total operating lease expense	$1,901	$2,320	$6,770	$6,947

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		September 30,	December 31,
	Location in Balance Sheet	2025	2024
Operating lease right-of-use asset, net	Operating lease right-of-use assets	$16,566	$28,706
Operating lease liability, current	Operating lease liability, short-term	3,772	4,870
Operating lease liability, long-term	Operating lease liability, long-term	41,185	48,960
Total operating lease liability		$44,957	$53,830

The following table reflects supplement lease term and discount rate information related to leases:

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease terms - operating leases	5.5 years	7.4 years
Weighted-average discount rate - operating leases	10.80%	10.4%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Operating cash flows from operating leases	$(3,579)	$(2,599)

The following table reflects future minimum lease payments under noncancelable leases as of September 30, 2025:

Operating Leases
2025	$2,460
2026	7,340
2027	7,377
2028	7,565
2029	7,756
Thereafter	33,901
Total lease payments	66,399
Less: Imputed interest	(21,442)
Total	$44,957

The new Watertown lease is expected to commence on February 1, 2026 and the future minimum lease payments under that arrangement are approximately $7,229.

Note 10—Income taxes

During the three and nine months ended September 30, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items.

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

The Company does not expect OBBBA to have a material impact on the Company.

Note 11—Basic and diluted net income (loss) per common share

The Company’s potentially dilutive securities, which include RSUs (“Restricted Stock Units”), restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been included in the computation of dilutive net income (loss) per share as applicable. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net income (loss) per share for the nine months ended September 30, 2025 and 2024 because including them would have had an anti-dilutive effect.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2024
Stock options to purchase common stock	9,399,774	5,357,942
Early exercised stock options subject to future vesting	—	30,042
Restricted stock awards subject to future vesting	—	24,685
Unvested restricted stock units	6,627,998	4,113,289
Warrants	32,009	32,009
Total	16,059,781	9,557,967

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2025, the 2021 Incentive Plan reserved shares were increased under clause (i) by 4,291,821 shares, effective as of January 1, 2025. As of September 30, 2025, there were 3,595,420 shares available for issuance under the 2021 Incentive Plan.

The Company’s stock-based awards are subject to service-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock awards granted typically vest over a four-year period but may be granted with different vesting terms. The Company may also issue awards with performance-based vesting conditions. For performance-based awards, the Company would reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when the achievement of the performance condition is probable. During the quarter ended September 30, 2025, the Company issued performance-based RSUs that represent a contingent right to receive one share of the Company’s common stock. The RSUs shall vest 50% on October 1, 2026, with the remaining 50% vesting upon the earlier of: (i) October 1, 2027; and (ii) satisfaction of certain performance criteria. The Company is currently recording expense for these RSUs on the straight-line basis.

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of September 30, 2025, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	15,950,341
Shares available for future stock option and RSU grants	3,959,420
Shares available for employee stock purchase plan	639,745
Total	20,549,506

The shares of Common Stock available under the 2021 Incentive Plan as of September 30, 2025 are as follows:

Shares
Balance December 31, 2024	3,691,145
Shares reserved for issuance	4,291,821
Options granted	(1,837,125)
RSU’s granted	(5,728,890)
Options and RSUs forfeited / cancelled	3,542,469
Balance September 30, 2025	3,959,420

Stock Options

The following table summarizes stock option activity for the nine month period ended September 30, 2025:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2025	9,520,748	$5.62	4.14	$76
Granted	1,837,125	0.60	—	—
Exercised	(13,694)	1.03	—	—
Forfeited	(1,860,575)	3.34	—	—
Cancelled	(161,261)	8.18	—	—
Outstanding, September 30, 2025	9,322,343	$4.10	2.93	$38
Exercisable at September 30, 2025	6,242,621	$6.76	4.33	$37

The weighted average grant date fair value of awards for options granted during the nine months ended September 30, 2025 was $0.60. As of September 30, 2025, there was $9,413 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.82 years. The aggregate intrinsic value of options vested and exercisable as of September 30, 2025 and 2024 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2025 and 2024 was $37 and $917, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	September 30, 2025	December 31, 2024
Expected dividend rate	—	—
Expected option term (years)	5.98	6.02
Expected volatility	79.45%	78.84%
Risk-free interest rate	4.00%	4.29%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Research and development	$562	$2,130	$3,636	$6,044
General and administrative	329	1,188	1,903	3,984
Total stock-based compensation	$891	$3,318	$5,539	$10,028

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Stock options	$675	2,151	4,175	$6,510
Restricted stock units	207	1,072	1,246	3,219
Restricted stock awards	—	45	40	135
Employee stock purchase plan	9	50	78	164
Total stock-based compensation	$891	$3,318	$5,539	$10,028

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2025:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2024	2,852,909	$2.83
Granted	5,728,890	5.59
Forfeited	(1,520,633)	1.42
Vested	(433,168)	2.75
Total Unvested September 30, 2025	6,627,998	$2.00

As of September 30, 2025, there was $4,402 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.02 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of September 30, 2025 and December 31, 2024:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2024	24,821	$7.27
Granted	—	—
Forfeited	—	—
Vested	(24,821)	7.27
Total Unvested September 30, 2025	—	$—

As of September 30, 2025, there was no unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms. All restricted stock vests over a four-year period.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $0 and $82 was recorded as a deposit liability on the Company’s balance sheet as of September 30, 2025 and December 31, 2024, respectively.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023, 2024 and 2025, the board waived the annual increase to the shares reserved under the ESPP. As of September 30, 2025, there were 639,745 shares available for issuance, under the ESPP.

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

During the three and nine months ended September 30, 2025, the Company made payments of $9 and $1,924 and incurred research and development expenses of $12 and $1,891, respectively, recorded within research and development expenses in its consolidated statements of operations and comprehensive income (loss).

During the three and nine months ended September 30, 2024, the Company made payments of $3,727 and $6,558 and incurred research and development expenses of $981 and $5,152, respectively, recorded within research and development expenses in its consolidated statements of operations and comprehensive income (loss).

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

Note 14—Common Stock

At-The-Market

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC, or (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”) pursuant to its shelf registration statement on Form S-3 (File No. 333-265975) and subject to the limitations thereof. During the nine months ended September 30, 2024, the Company sold 4,084,502 shares pursuant to the ATM Program for net proceeds of $17,829, after deducting commissions of $551. During the nine months ended September 30, 2025, the Company did not have any sales in the ATM Program.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Collaboration revenue	$—	$791	$109,164	$2,416
Less cost and expense:
Research and development
Personnel and related costs	$8,344	$11,056	$28,043	$31,757
Facility and other allocated costs	6,194	5,502	17,041	16,738
Research and laboratory	7,315	7,098	27,285	22,221
Other research and development	673	3,572	3,603	7,153
General and administrative	6,835	8,352	23,047	25,400
Impairment of long-lived assets	6,763	—	6,763	—
Other segment (income) expense	(1,702)	(3,563)	(6,209)	(10,360)

Net income (loss)	$(34,422)	$(31,226)	$9,591	$(90,493)

Other segment (income)/expense includes interest expense, interest income, other income (expense), and provision for income taxes.

Note 16—Reduction in Force

In July 2025, the Company completed a RIF by approximately 51% of its workforce as part of a broader effort to right size the organization to focus on programs with the highest potential for transformational value.

During the three months ended September 30, 2025, the Company incurred $4,088 of costs related to the RIF, which is included in operating expense. $36 was included in accrued expenses and other liabilities as of September 30, 2025.

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

Overview

We are a biotechnology company harnessing the power of allogeneic pluripotent stem cell therapies to develop potentially curative cell therapy products for autoimmune diseases and cancer. Our natural killer, or NK, T cell, and beta islet programs are allogeneic, meaning they are derived from healthy donors for use in any patient, rather than being sourced from an individual for their own specific use, as is the case with autologous T cells. As a result, we believe such “off-the-shelf" therapies have the potential to overcome the limitations of first-generation cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. What we believe further sets us apart from other allogeneic approaches is our focus on induced pluripotent stem cells, or iPSCs, which possess the unique ability to self-renew indefinitely and differentiate into any cell type, enabling virtually unlimited genetic editing, consistent reproducibility, and scalable manufacturing. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

●	Industry-leading iPSCs and differentiation know-how to generate functional mature cells from iPSCs;
●	Clustered regularly interspaced short palindromic repeats, or CRISPR mediated precision gene editing that allows us to incorporate multiple transgenes and disrupt target genes intended to optimize cell product performance;
●	Sophisticated protein engineering capabilities to develop proprietary next generation chimeric antigen receptors, or CARs;
●	Our proprietary Allo-Evasion™ technology intended to prevent rejection of our cell products by the host immune system, enabling the potential for persistence and re-dosing of therapy; and
●	Cutting-edge manufacturing capabilities intended to drive scale advantages and reduce cost of goods sold, or COGs, while minimizing product development and supply risk.

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of cell types we can generate from iPSCs, including iPSC-derived natural killer cells, or iNK cells, iPSC-derived gd T cells, or gd IT cells and iPSC-derived CD4+ and CD8+ ab T cells, or ab iT cells, and iPSC-derived beta islet cells. We believe this capability enables optimal matching of cell characteristics to disease indication, ensuring we target the right cell for the right indication.

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

In November 2025, we announced our plans to develop a beta islet program, CNTY-813, for Type 1 diabetes, or T1D. We are leveraging our deep expertise in selective iPSC differentiation to advance this program, engineered with Allo-Evasion™ 5.0, toward clinical evaluation subject to regulatory clearance. Based on our current timelines and expectations, we are poised to move CNTY-813 into IND-enabling studies by the end of 2025. We anticipate submission of an IND as early as 2026.

We also continue to make progress with IND-enabling studies for CNTY-308, a CD19-targeted CD4+/CD8+ ab CAR-iT cell therapy functionally comparable to primary T cells and engineered with Allo-Evasion™ 5.0. CNTY-308 is being developed as a potential treatment for B-cell-mediated diseases. Following successful completion of these IND-enabling studies, and the receipt of requisite regulatory approval, we expect to initiate clinical studies in 2026.

In November 2025, we announced that we will prioritize clinical development activities for CNTY-101, a CAR-iNK cell therapy with six precision gene edits, in CARAMEL, a Phase 1/2 investigator sponsored trial, or IST, which is currently enrolling and dosing patients living with B-cell-mediated autoimmune diseases, led by Professors Georg Schett and Andreas Mackensen and is sponsored by the Friedrich-Alexander University Erlangen-Nürnberg. Accordingly, we discontinued our company-sponsored clinical activities under the CALiPSO-1 trial and will redirect these resources to other programs. Investigators of the CARAMEL IST are expected to present initial data in December 2025.

In July 2025, we completed a reduction in force by approximately 51% of our workforce as part of a broader effort to right size the organization to focus on clinical execution of key programs.

Based on our current business plans, we believe our cash, cash equivalents and investments as of September 30, 2025, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	progress preclinical and clinical development of our product candidates;
●	seek to discover and develop additional product candidates;
●	expand and validate our own clinical-scale current good manufacturing practices, or cGMP, facilities;
●	seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	continue to incur costs associated with operating as a public company;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts; and

●	increase our employee headcount and related expenses to support these activities.

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash and cash equivalents, investments, any future equity or debt financings, and upfront and milestone and royalty payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

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

During the three and nine months ended September 30, 2025, we made payments of $0 and $1.9 million and incurred research and development expenses of $0 and $1.9 million recorded within general and administrative expenses in its consolidated statements of operations and comprehensive income (loss), respectively.

During the three and nine months ended September 30, 2024, we made payments of $3.7 million and $6.6 million and incurred research and development expenses of $981 thousand and $5.2 million and legal fees of $38 thousand and $73 thousand, recorded within general and administrative expenses in its consolidated statements of operations and comprehensive loss.

From inception of the FCDI Collaboration Agreement through September 30, 2025, we incurred $44.7 million of expenses under the FCDI Collaboration Agreement.

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

Impairment of long-lived assets

We review our amortizable long lived assets for impairment when impairment indicators exist by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If the carrying value exceeds the estimated future undiscounted cash flows, the Company calculates an impairment charge based on the difference between asset carrying values and fair value of discounted cash flows, which are based on indicative fair market quotes and are considered level three fair value estimates. We incurred $6.76 million in impairment during the three and nine months ended September 30, 2025. There were no impairment charges incurred in 2024.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

We have evaluated the positive and negative evidence bearing upon its ability to realize our deferred tax assets, which primarily consist of net operating loss carryforwards. While we utilized a portion of its existing net operating loss carryforwards during tax year 2023, we have considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and have concluded that it is more likely than not that we will not realize the benefits of our U.S. deferred tax assets. As a result, as of September 30, 2025, we have recorded a full valuation allowance against our net deferred tax assets, exclusive of our deferred tax liability on IPR&D in the U.S.

Results of operations

Comparison of the three months ended September 30, 2025 and 2024.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024	Change

	(in thousands)
Collaboration revenue	$—	$791	$(791)
Operating expenses:
Research and development	22,526	27,228	(4,702)
General and administrative	6,835	8,352	(1,517)
Impairment of long-lived assets	6,763	—	6,763
Total operating expenses	36,124	35,580	544
Loss from operations	(36,124)	(34,789)	(1,335)
Other income:
Interest income	1,605	3,305	(1,700)
Other income, net	97	250	(153)
Total other income	1,702	3,555	(1,853)
Loss before provision for income taxes	(34,422)	(31,234)	(3,188)
Provision for income taxes	—	8	(8)
Net loss	$(34,422)	$(31,226)	$(3,196)

Collaboration revenue

During the three months ended September 30, 2025 and 2024, we recognized revenue of $0 million and $0.8 million under our collaboration agreement with Bristol-Myers Squibb, respectively. See Note 7 to our consolidated financial statements for additional information. The Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the three months ended March 31, 2025. There will be no future collaboration revenues recognized under this collaboration agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024	Change

	(in thousands)
Personnel and related costs	$8,344	$11,056	$(2,712)
Facility and other allocated costs	6,194	5,502	692
Research and laboratory	7,315	7,098	217
Other	673	3,572	(2,899)
Total research and development expense	$22,526	$27,228	$(4,702)

Research and development expenses were $22.5 million and $27.2 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $4.7 million was primarily due to:

●	a decrease in personnel and related costs of $2.7 million due to a reduction in research and development staff.
●	a decrease in other costs of $2.9 million primarily due to the completion of our CNTY-101 product candidate manufacturing campaign performed under our collaboration agreement with FCDI.
●	these decreases were offset by an an increase in facility and other allocated costs of $0.7 million due to an increase in facilities services and maintenance.

General and administrative expenses

General and administrative expenses were $6.8 million and $8.4 million for the three months ended September 30, 2025 and 2024, respectively. This decrease was due to a decrease in legal fees associated with the Clade acquisition in 2024, a decrease in stock-based compensation, as well as a gain on lease modification. These decreases were offset by an increase in severance costs, contingent liability consideration and the consolidation of lab operations and subsequent reallocation of rent expense to G&A.

Impairment of long-lived assets

Impairment of long-lived assets was $6.8 million and $0 for the three months ended September 30, 2025 and 2024, respectively. This increase was due to an impairment charge taken on a portion of the Company’s Philadelphia headquarters.

Interest income

Interest income was $1.6 million and $3.3 million for the three months ended September 30, 2025 and 2024, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Results of operations

Comparison of the nine months ended September 30, 2025 and 2024.

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	Change

	(in thousands)
Collaboration revenue	$109,164	$2,416	$106,748
Operating expenses:
Research and development	75,972	77,869	(1,897)
General and administrative	23,047	25,400	(2,353)
Impairment of long-lived assets	6,763	—	6,763
Total operating expenses	105,782	103,269	2,513
Income (loss) from operations	3,382	(100,853)	104,235
Other income:
Interest income	6,037	10,126	(4,089)
Other income, net	172	248	(76)
Total other income	6,209	10,374	(4,165)
Income (loss) before provision for income taxes	9,591	(90,479)	100,070
Provision for income taxes	—	(14)	14
Net income (loss)	$9,591	$(90,493)	$100,084

Collaboration revenue

During the nine months ended September 30, 2025 and 2024, we recognized revenue of $109.2 million and $2.4 million under our collaboration agreement with Bristol-Myers Squibb, respectively. See Note 7 to our consolidated financial statements for additional information. The Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the six months ended June 30, 2025. There will be no future collaboration revenues recognized under this collaboration agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	Change

	(in thousands)
Personnel and related costs	$28,043	$31,757	$(3,714)
Facility and other allocated costs	17,041	16,738	303
Research and laboratory	27,285	22,221	5,064
Other	3,603	7,153	(3,550)
Total research and development expense	$75,972	$77,869	$(1,897)

Research and development expenses were $76.0 million and $77.9 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.9 million was primarily due to:

●	a decrease in personnel and related costs of $3.7 million due to a reduction in research and development staff.
●	a decrease in collaboration costs of $3.6 million primarily due to the completion of our CNTY-101 product candidate manufacturing campaign performed under our collaboration agreement with FCDI.

●	the above decreases were offset by an increase in research and laboratory costs of $5.1 million due to progression of CALiPSO-1 and CNTY-308.

General and administrative expenses

General and administrative expenses were $23.0 million and $25.4 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was a result of a decrease in legal fees associated with the Clade acquisition in 2024, a gain on lease modification and a decrease in stock-based compensation, offset by increased severance costs, contingent liability consideration and the consolidation of lab operations and subsequent reallocation of rent expense to general and administrative expenses.

Impairment of long-lived assets

Impairment of long-lived assets was $6.8 million and $0 for the nine months ended September 30, 2025 and 2024, respectively. This increase was due to an impairment charge taken on a portion of our Philadelphia headquarters.

Interest income

Interest income was $6.0 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $666 million in net proceeds from the sales of our equity securities. As of September 30, 2025, we had cash, and cash equivalents of $55.5 million and investments of $77.2 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2027. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $772.7 million as of September 30, 2025.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(87,799)	$(85,912)
Investing activities	85,140	16,876
Financing activities	120	75,165
Net decrease in cash, cash equivalents, and restricted cash	$(2,539)	$6,129

Operating activities

Net cash used in operating activities was $87.8 million and $85.9 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities during the nine months ended September 30, 2025 consisted primarily of our net income of $9.6 million and non-cash charges of $23.1 million, offset by a decrease of $120.5 million in our net operating assets and liabilities. The non-cash charges of $23.1 million consisted primarily of $9.6 million for depreciation expense, non-cash operating lease expense of $1.5 million, and stock-based compensation expense of $5.5 million, impairment of long-lived asset of $6.8 million, gain on reduction in lease liability due to lease termination of $1.4 million, and gain on contingent consideration liability of $0.4 million, partially offset by amortization of marketable securities of $2.0 million. The change in operating assets and liabilities was primarily due to a $3.6 million decrease in operating lease liability, a $109.2 million decrease in deferred revenue due to the termination of the Collaboration Agreement with Bristol-Myers Squibb, and an $8.2 million decrease in accrued expenses.

Net cash used in operating activities during the nine months ended September 30, 2024 consisted primarily of our net loss of $90.5 million and a decrease of $11.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $15.7 million. The non-cash charges of $15.7 million consisted primarily of $10.0 million for depreciation expense, non-cash operating lease benefit of $0.4 million, a decrease in lease liability due to lease termination, and stock-based compensation expense of $10.0 million, partially offset by amortization of marketable securities of $3.8 million and gain on contingent consideration liability of $1.1 million. The change in operating assets and liabilities was primarily due to a $2.9 million increase in prepaid expenses and other assets, a $2.6 million decrease in operating lease liability, a $2.4 million decrease in deferred revenue, and a $1.9 million decrease in accounts payable.

Investing activities

Net cash provided by investing activities was $85.1 million and $16.9 million for the nine months ended September 30, 2025 and 2024, respectively. Cash provided by investing activities for the nine months ended September 30, 2025 consisted primarily of the sale of fixed maturity securities of $121.7 million, which was partially offset by purchases of fixed maturity securities of $35.6 million.

Net cash provided by investing activities was $16.9 million for the nine months ended September 30, 2024. Cash provided by investing activities for the nine months ended September 30, 2024 consisted primarily of the sale of fixed maturity securities, available for sale of $128.6 million, which was partially offset by purchases of fixed maturity securities of $102.1 million, and the acquisition of Clade of $9.6 million.

Financing activities

Net cash provided by financing activities was $0.1 million and $75.2 million for the nine months ended September 30, 2025 and 2024, respectively. Cash provided by financing activities consisted of $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Net cash provided by financing activities was $75.2 million for the nine months ended September 30, 2024. Cash provided by financing activities consisted of $17.8 million from proceeds from our at-the-market capital raise, $56.6 million from proceeds from our PIPE financing, and $0.7 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2025:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$7,988	$14,849	$15,611	$27,951	$66,399

When our lease in Watertown, MA commences in 2026, it will add approximately $7.3 million to our future operating lease commitments

Payment obligations under our license, collaboration, and acquisition and merger agreements as of September 30, 2025 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of September 30, 2025, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 8 “Commitments and contingencies” for additional information.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2025, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $58.7 million as of September 30, 2025, which consisted of bank deposits and money market funds. We also had investments of $77.2 million as of September 30, 2025. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2025, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: November 13, 2025	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Douglas Carr, CPA
Douglas Carr, CPA
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)