Form 10-K
period 2025-12-31
Century Therapeutics, Inc.
filed 2026-03-12
CIK 1850119

Will

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $212,506,473 as of June 30, 2025, the last business day of the registrant’s last completed second quarter.

As of February 28, 2026, the registrant had 179,722,750 shares of Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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

The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the early preclinical and clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the novelty of our approach to immuno-oncology and autoimmune and inflammatory treatments, utilizing iPSC-derived immune cells and beta islet cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;

●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune and inflammatory therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability, global health crises, geopolitical tensions or the outbreak of hostilities or war;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS:

Overview:

We are a biotechnology company harnessing the power of allogeneic pluripotent stem cell therapies to develop potentially curative cell therapy products for autoimmune diseases, including type 1 diabetes, or T1D, and cancer. Our beta islet, T cell and NK cell programs are allogeneic, meaning they are derived from healthy donors for use in any patient, rather than being sourced from an individual for their own specific use, as is the case with autologous T cells. As a result, we believe such “off-the-shelf" therapies have the potential to overcome the limitations of first-generation cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. What we believe further sets us apart from other allogeneic approaches is our focus on induced pluripotent stem cells, or iPSCs, which possess the unique ability to self-renew indefinitely and differentiate into any cell type, enabling virtually unlimited genetic editing, consistent reproducibility, and scalable manufacturing. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

●	Industry-leading iPSCs and differentiation know-how to generate fully functional mature cells from iPSCs, or iPSC-derived cells;
●	Clustered regularly interspaced short palindromic repeats, or CRISPR mediated precision gene editing that allows us to incorporate multiple transgenes and disrupt target genes intended to optimize cell product performance;
●	Our proprietary Allo-Evasion™ technology intended to prevent rejection of our cell products by the host immune system, enabling the potential for persistence and re-dosing of therapy; and
●	Cutting-edge manufacturing capabilities intended to drive scale advantages and reduce cost of goods sold, or COGs, while minimizing product development and supply risk.

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of cell types we can generate from iPSCs, including iPSC-derived beta islet cells, iPSC-derived CD4+ and CD8+ ab T cells, or ab iT cells, and iPSC- natural killer cells, or iNK cells. We believe this capability enables optimal matching of cell characteristics to disease indication, ensuring we target the right cell for the right indication.

Our vision is to become a premier, fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from T1D, autoimmune diseases and cancers. To achieve our vision, our world-class team is applying its decades of collective experience in cell therapy and drug development, manufacturing, and commercialization.

In November 2025, we announced our plans to develop a beta islet program, CNTY-813, for T1D. We are leveraging our deep expertise in selective iPSC differentiation to advance this program, engineered with Allo-Evasion™ 5.0, toward clinical evaluation subject to regulatory clearance. We have moved CNTY-813 into IND-enabling studies and anticipate submission of an IND application as early as 2026.

We also continue to make progress with IND-enabling studies for CNTY-308, a CD19-targeted CD4+/CD8+ ab CAR-iT cell therapy functionally comparable to primary T cells and engineered with Allo-Evasion™ 5.0. CNTY-308 is being developed as a potential treatment for B-cell-mediated diseases. Following successful completion of these IND-enabling studies, and the receipt of requisite regulatory authorization, we expect to initiate clinical studies in 2026.

In November 2025, we announced that we will prioritize clinical development activities for CNTY-101, a CAR-iNK cell therapy with six precision gene edits, in CARAMEL, a Phase 1/2 investigator sponsored trial, or IST, which is currently enrolling and dosing patients living with B-cell-mediated autoimmune diseases, led by Professors Georg Schett and Andreas Mackensen and sponsored by the Friedrich-Alexander University Erlangen-Nürnberg. Investigators of the CARAMEL IST presented initial data in December 2025.

Our Approach:

●	Off-the-shelf therapies
o	We are focused on developing “off-the-shelf" cell therapies which are derived from donor cells or engineered cell lines, manufactured in advance and stored for immediate use, removing the need for patient-specific cell collection. We believe the advantage of this approach is scalability and availability, allowing for treatment without the delays and complications to access associated with the manufacture of autologous therapies. Unlike autologous therapies which rely on a patient’s own cells and can be limited by cell quality, off-the-shelf therapies are sourced from healthy donors or optimized cell lines, designed to ensure consistency and potency, and are modified using Century’s proprietary Allo-Evasion technology to potentially overcome immune rejection. By addressing manufacturing challenges, reducing costs, and increasing accessibility, off-the-shelf cell therapies have the potential to make treatments available to more patients.
●	iPSCs
o	Engineerability
●	The unlimited replication capacity of iPSCs allows us to incorporate multiple genetic modifications at precise sites, or loci, in the genome of iPSCs that are designed to improve cell function using CRISPR-mediated gene editing.
o	Reproducibility
●	We have developed optimized cell-editing protocols that enable the generation of multiple gene deletions and bi-allelic gene insertions in a single iPSC clone derived from one healthy donor with relative ease and consistency, while maintaining genomic stability throughout the process. These cells can be extensively and fully characterized to ensure a consistent, reproducible product. After editing, iPSCs can be cloned from a single cell and expanded to form a master cell bank, or MCB, that contains only cells that have the desired precision edits and no “off-target” edits. This MCB is the basis of all cells used to produce therapeutics and is capable of providing a sufficient number of doses for the life of a product due to the unlimited replicative capacity of iPSCs.
o	Profitable Scalability
●	We believe our iPSC-derived platform affords us a significant opportunity to advance multiplex gene-edited cell therapies that can be produced at a substantially lower cost and accessible by a much larger patient population as compared to other donor-derived and autologous cell therapy approaches. We are developing a significant depth of expertise related to scalable manufacturing and quality assurance in a dedicated facility to rapidly iterate and improve conditions for cell expansion, harvest, final container filling, and cryopreservation at a significantly reduced cost per dose.

●	Allo-Evasion™ technology
o	Our proprietary Allo-Evasion™ engineering technology is designed to enable our cell product candidates to escape recognition and destruction and thus coexist with the host immune system. This innovative technology facilitates repeat dosing of our cell therapies where needed to improve their therapeutic potential by more precisely controlling drug exposure. Thus, we can utilize repeat dosing as needed to both maximize durability of response and improve efficacy for the disease or setting. Additionally, we believe this technology may permit dosing in patients with limited or no immune preconditioning regimens, or without the use of ongoing immune suppression.
●	Cell foundry capable of generating fully functional cells at scale
o	Beta islet differentiation
●	Beta islets are differentiated from iPSCs via a scalable stepwise differentiation process that recapitulates the natural developmental processes utilized to form pancreatic islets during human embryogenesis. By precisely controlled addition of various growth factors, cytokines, and small molecules, we guide iPSCs through the normal stages of developing pancreatic islets to produce mature, terminally differentiated endocrine cells including, glucose-responsive insulin producing beta cells. Our iPSC-derived beta islets demonstrate equivalent function in vitro and in vivo to human cadaveric islets.
o	Immune cell differentiation: ab iT cells andiNK cells
●	Our ability to generate multiple mature functional immune effector cells including iNK cells and CD4+ and CD8+ ab iT cells using scalable feeder-free processes allows us to choose the “right cell” for the “right indication”. Differentiation of iPSCs to functional immune cells involves a series of developmental steps that we recapitulate under strictly controlled conditions, with different growth factors, cytokines, and small molecule mixtures introduced at different stages. By successfully guiding iPSCs through the natural stages of development, we generate mature immune effector cells.

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

Central to the potential clinical performance of our iPSC-derived cell therapies is our novel and proprietary Allo-Evasion™ technology, which is intended to avoid host recognition and rejection, enable repeat dosing, and increase cell durability and persistence. This may reduce or possibly eliminate the need for ongoing immune suppression following cell transplantation or in some instances preconditioning regimens, such as lymphodepleting chemotherapy, or LDC.

A further source of differentiation is our ability to generate multiple mature functional cell types for the treatment of disease by leveraging our cell foundry. For example, our ability to generate mature, functional, terminally differentiated beta islets enables the potential treatment of T1D. Similarly, the ability to generate multiple immune effector cells including iNK cells and CD4+ and CD8+ ab iT cells, allows us to match the “right cell” for the “right indication” based on clinical need. For example, in autoimmune diseases such as systemic lupus erythematosus, or SLE, where the rapid removal of pathogenic B cells is desirable, iNK cells that are highly cytotoxic but short-lived may be well suited to achieve B cell depletion and reset without prolonged B cell aplasia. In diseases such as cancer, where uncontrolled growth of tumor cells is a pathological feature, the rapid target-induced expansion of ab iT cells with prolonged persistence may be advantageous. Similarly, ab iT cells may be uniquely suited to solid tumor indications wherein homing and tissue residency could improve efficacy.

2.	Drive CNTY-813 into the clinic and continue to strengthen our position as a leader in the field for beta-islet replacement therapy for patients with T1D.

The field of beta-islet replacement therapy has evolved tremendously over the past several decades, with some patients experiencing exogenous insulin independence for over 20 years after successful cadaveric islet transplant surgery. Still, two major hurdles exist that prevent adoption of this procedure as a mainstay in T1D treatment as a functional cure: (1) cadaveric islets fall short in supply and product-by-product quality, and (2) they require concurrent, harsh and lifelong immunosuppressive medicines that create an unfavorable risk/benefit profile even for the most severe T1D cases. CNTY-813, as an iPSC-derived islet replacement therapy, equipped with the most advanced Allo-Evasion™ technology and Century’s know-how to manufacture and scale these types of therapies into the clinic, aims to tackle both of those limitations to bring a potential functional cure to the frontlines of T1D treatment.

3.	Develop transformative next generation allogeneic therapies for autoimmune diseases and oncology using our industry leading iT cell platform

CNTY-308 is an investigational CD19-targeted, iPSC-derived CAR T cell therapy candidate engineered with Allo-Evasion™ 5.0 being developed for B cell-mediated diseases. CNTY-308 is built on our industry-leading iPSC derived CD4+ and CD8+ ab iT cell platform. Our ab iT cells display potent cytotoxicity, cytokine secretion, target-driven proliferation and cell persistence comparable to primary CAR-T cells. Given the initial success of autologous CAR T cell therapies in indications such as autoimmune disease and commercial autologous CAR T cell therapies in B cell malignancies, we believe this program has the potential to show similar benefits with the benefits of an “off-the-shelf” cell therapy.

4.	Assess value of CD19 CAR NK therapy in autoimmunity via CNTY-101 investigator-sponsored trial

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

Based on the compelling preliminary clinical response of autologous CD19 CAR T cell therapies in autoimmune disease populations, as an immediately available off the shelf allogeneic NK product candidate, we believe CNTY-101 is well-suited for use in autoimmune disease treatment, where precise control of B-cell targeting and depletion is desirable, and may avoid extended B-cell aplasia that may occur with T cell treatments. We are pursuing clinical advancement of CNTY-101 in

CARAMEL, a Phase 1/2 IST led by Professors Georg Schett and Andreas Mackensen and sponsored by the Friedrich-Alexander University Erlangen-Nürnberg. This study is in B-cell driven autoimmune diseases SLE, lupus nephritis, or LN, idiopathic inflammatory myopathy, or IIM, and diffuse cutaneous systemic sclerosis, or DcSSc. The IST is evaluating safety, tolerability, disease activity measures, PK, B cell depletion, and autoantibody effects, serving as a POC for autoimmune efficacy. Preliminary data from the CARAMEL IST is expected to be shared in 2026.

5.	Leverage our own manufacturing infrastructure, product, and process understanding and scale-up technologies to minimize manufacturing risk

Our iPSC platform is designed to enable us to produce NK cells, T cells and beta islet cells at substantially lower cost, accessible to a much larger patient population, and with a higher degree of batch-to-batch consistency and product quality, as compared to other donor-derived and autologous cell therapy approaches. In order to realize the advantages of our iPSC-platform, we believe that developing an intimate understanding of the relevant cell types, the processes used to manufacture these cells, and the analytical methods required to accurately and reliably measure critical product attributes is critical to our success. We believe this understanding will enable us to produce safe and efficacious products, implement process and product changes with greater efficiency and support the clinical development of commercial products. We believe that the only way to realize the full cost and capacity advantages of our platform is to develop a significant depth of expertise related to scale manufacturing. And, we believe our investment in in-house manufacturing will enable us to analyze, learn and adapt more rapidly, and increase control of development and manufacturing timelines for efficient clinical development of our product candidates.

6.	Selectively evaluate strategic partnerships to enable greater patient access.

The research, development, and clinical investigation of cell therapies for treating human diseases are advancing rapidly. We believe we are well positioned to establish strategic partnerships with third parties seeking to develop iPSC-derived cellular immunotherapies for autoimmune, cancer, and other diseases. To maximize the potential of our innovations and expand patient access, we may pursue additional strategic alliances, joint ventures, collaborations, or licensing agreements that align with our strategy and development and commercialization efforts. This approach is particularly relevant as we continue to evaluate the priorities of the company and determine the best structures for advancing our assets in the pipeline. By working with partners who share our vision, we aim to accelerate the development and delivery of transformative therapies to patients in need.

Our Pipeline:

Our lead product candidate, CNTY-813, is an iPSC derived beta islet cell replacement therapy engineered with the company’s proprietary Allo-Evasion™ 5.0 technology, designed to protect from T cell, NK cell and humoral immune rejection, with the goal of durable glycemic control without the need for chronic immunosuppression.

About T1D

T1D is a chronic metabolic disorder caused by insufficient insulin secretion by the beta cells in the pancreas. In patients with T1D, the insulin-producing islet cells of the pancreas are destroyed by the person’s own immune system, resulting in a lack of insulin and impairment of blood glucose control. While insulin therapy allows patients to live for decades with the disease, challenges of insulin therapy include inadequate control of blood sugar (both hyper- and hypo-glycemia), a substantial burden of care on patients and families, and long-term complications. Current standards of care do not address the underlying causes of the disease, and there are limited treatment options beyond insulin for the management of T1D.

T1D affects approximately nine million people worldwide, including approximately two million in the U.S., with a significant subset facing persistent hypoglycemia, glycemic variability, and long-term complications despite exogenous insulin treatment. The current treatment of T1D also places a significant burden on the healthcare system, with approximately six to eight billion dollars spent on insulin annually in the U.S. A scalable, off-the-shelf, immune-evasion-enabled beta islet therapy could reach broad patient segments and expand access relative to donor-dependent transplantation or device-limited solutions. Century’s beta islet program is designed to combine clinical impact with a path to profitable scalability, supporting the potential for long-term value creation.

Current Treatment Landscape and Unmet Need

The current standard of care for T1D is exogenous insulin replacement, delivered through multiple daily injections or continuous subcutaneous insulin infusion (insulin pumps). Advances in diabetes technology, including continuous glucose monitoring (CGM) systems and hybrid closed-loop automated insulin delivery systems, have improved glucose control and reduced hypoglycemia for some patients; however, these technologies do not eliminate the need for frequent patient intervention or fully replicate physiologic insulin secretion.

Beyond insulin replacement, disease-modifying therapies remain limited. Teplizumab, an anti-CD3 monoclonal antibody, is approved in the United States to delay the onset of clinical T1D in certain high-risk individuals, but it does not reverse established disease or restore durable insulin independence. As a result, patients with T1D remain dependent on exogenous insulin and subject to significant treatment burden and residual risk of hypoglycemia, hyperglycemia, and chronic complications.

Cell-based therapies offer a potential approach to address the underlying insulin deficiency by replacing functional insulin-producing cells. Cadaveric pancreatic islet transplantation has provided clinical proof of concept that restoration of endogenous insulin production is achievable in humans, with some recipients experiencing improved glycemic control and periods of insulin independence. However, this approach is not scalable and is limited by the availability of donor tissue, the need for multiple donors per recipient, and the requirement for lifelong chronic immunosuppression to prevent immune rejection and recurrent autoimmune destruction. In addition, transplanted islet function frequently declines over time. Despite available therapies, many individuals with T1D are unable to consistently achieve recommended glycemic targets and remain at risk for severe hypoglycemia, hyperglycemia, and long-term complications such as cardiovascular disease, nephropathy, neuropathy, and retinopathy. In addition, the daily management of T1D imposes a substantial physical, cognitive, and psychosocial burden. Access, affordability, and adherence challenges further limit optimal outcomes for many patients.

Accordingly, there remains a significant unmet medical need for cell-based therapies that can durably restore insulin production, avoid chronic immunosuppression, and enable scalable manufacturing, with the potential to reduce or eliminate dependence on exogenous insulin and improve long-term outcomes for individuals with T1D.

CNTY-813

CNTY-813 is an iPSC-derived beta islet cell replacement therapy engineered with Allo-Evasion™ 5.0. We have generated a comprehensive pre-clinical data package that supports the potential for a functional cure that solves the key challenges associated with T1D cell replacement therapy. CNTY-813 can functionally control glucose in pre-clinical models, provide protection vs immune rejection mechanisms, and be generated using a scalable, bioreactor-enabled manufacturing process.

CNTY-813: Century's Beta Islets with Allo-Evasion™ 5.0

Uniquely positioned to potentially deliver a successful T1D cell replacement therapy

	Glucose Control	Scalable Drug Product	Free of Immune Suppression
Cadaveric Islets (+/- device)	YES	NO	NO
Stem-cell Beta Islets	YES	YES	NO
Allo-Engineered Cadaveric Islets	-	NO	YES
CNTY-813 **iPSC Beta Islets***	**YES**	**YES**	**YES**

- **Glucose control** in patients is important for resolving disease and reducing consequences of uncontrolled glucose
- A **scalable drug product** enables broader patient access, reduced COGs, and product consistency
- Immune suppression has significant long-term side effects for patients; a therapy with reduced or **free of immune suppression** is desired

J Clin Invest. 2004 Oct 1;114(7):877-883
N Engl J Med 2025;393:887-894
N Engl J Med 2025;393:858-868

*Based on pre-clinical data

CENTURY THERAPEUTICS 15

In an immunodeficient mouse model that was rendered diabetic using streptozotocin, CNTY-813 was able to restore normoglycemia and maintain control for over 4 months after implantation under the kidney capsule. When a graft from one of the mice was assessed by immune staining at 90 days post-engraftment, the graft stained positive for the pancreatic hormones, insulin and glucagon. Importantly, there was minimal detection of Ki67 and there were no signs of gross morphological changes.

CNTY-813 Beta Islets rapidly restored normoglycemia in STZ-rendered T1D mice

Non-Fasted Blood Glucose

Century iPSC Beta Islets (unedited)

Blood Glucose (mg/dL)
600
500
400
300
200
100
0
-20 0 20 40 60 80 100 120 140 160 180 200 220
Days Post Treatment
Control
No Treatment
iPSC Beta Islets (SRC)
(5M or 3.2K IEQ)

Century iPSC Beta Islets with Allo-Evasion™ 5.0

Blood Glucose (mg/dL)
600
500
400
300
200
100
0
-20 0 20 40 60 80 100 120 140 160 180 200 220
Days Post Treatment
Control
No Treatment
Allo 5.0 Beta Islets (SRC)
(5M or 3.2K IEQ)

Century Beta Islets Persisted and Controlled Glucose for >6 Months

Mean is shown in graphs

STZ = Streptozotocin | SRC = Sub renal capsule implantation | Source: Company data on file

CENTURY THERAPEUTICS 21

CNTY-813 grafts observed to be comprised of endocrine cells with no evidence of outgrowths

- 5M islets injected into murine kidney capsule
  - STZ treatment abrogated mouse insulin production
  - Mouse was normoglycemic within 30 days post-infusion
- Treated kidney harvested at post-infusion day 90

Islet graft

- CNTY-308 grafts were:
  - **Positive for pancreatic hormones**
  - **Negative for cell cycle**

Blood Sugar Regulation
Cell Division
Glucagon
Insulin
Ki67

Source: Company data on file

CENTURY THERAPEUTICS 23

With respect to Allo-Evasion™ 5.0 engineering, CNTY-813 expresses the transgenes, CD300a TASR and IdeS, and lack MHC expression at the end of the differentiation process. Furthermore, the cells were protected from NK cell cytotoxicity in an NK tox assay and Ig cleavage was observed, indicating functional protection by the CD300a TASR and IdeS transgenes.

Lastly, the bioreactor enabled differentiation process yields cells with excellent endocrine purity as marked by Chromagranin A (CHGA) staining. Since it is a suspension-based protocol, we believe we have a clear path to scaling the process to support clinical manufacturing. Additionally, cryopreservation has been introduced providing clinical and CMC flexibility.

Scalable manufacturing of cryopreserved Beta Islets

Scalable iPSC Differentiation Platform

Beta Islet Aggregates

4X
300um

Average Diameter
299.1 ± 63.5 µm

3-80L+ PBS (or Stirred Tank) Bioreactor

Cryopreserved Century Beta Islets

Cryopreserved & QC'd Lots

Single Dose Clinical Administration

Fasting blood glucose
100
125
150 (mg/dL)
hyperglycemia
100
125
150 (mg/dL)
normogylcemia

Potentially Curative T1D Treatment

Suspension-Based iPSC Differentiation to Cryopreserved Beta Islets Permit Scalable Clinical Manufacturing

*Dithizone is a zinc-specific dye that stains zinc ions present in the beta cells; Company data on file

CENTURY THERAPEUTICS 25

CNTY-308: CNTY-308, a CD19-targeted CD4+/CD8+ CAR-iT cell therapy functionally comparable to primary T cells and engineered with Allo-Evasion™ 5.0 as a potential treatment for B-cell-mediated diseases.

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

Current Treatments and Unmet Need

As described in the figure below, there is significant unmet need for patients with severe disease who have not responded to other therapies. For example, the most recently U.S. Food and Drug Administration, or the FDA-approved therapy for SLE, anifrolumab, was approved in 2021 based on results from two randomized clinical trials, TULIP-1 and TULIP-2, which enrolled patients who had moderate to severe SLE despite standard therapy. Anifrolumab was administered to the active patient arm, and all patients were allowed to remain on their standard therapies (except for protocol-mandated attempts to taper corticosteroids) during the trial. TULIP-2 showed response (measured per British Isles Lupus Assessment Group-based Composite Lupus Assessment) in 47.8% of anifrolumab (300 mg)-treated patients compared to 31.5% of placebo-treated patients. While TULIP-1 did not meet its primary endpoint (SLE responder index of 4 met in 36% of anifrolumab (300 mg)-treated patients compared to 40% of placebo-treated patients), data from the trial was used to support the results from TULIP-2. A post-hoc analysis of the combined data from these trials using the more stringent endpoint of Lupus Low Disease Activity State demonstrated that 30% of anifrolumab (300 mg)-treated patients demonstrated low disease activity at Week 52, compared with 19.6% of placebo-treated patients. Together these results indicate at most half of treated patients meeting efficacy endpoints, and fewer meeting more stringent endpoints, leaving many patients without adequate disease control even while on standard therapies. Treatments for other autoimmune diseases show similarly inadequate responses in many patients.

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

B-cell-directed autologous CAR T cell therapies have provided new hope for durable remissions through an “immune reset”. However, some of the challenges encountered with auto-CAR-T in oncology related to product availability, LDC, toxicities, and potential long-term risks could hamper their widespread adoption in non-oncology indications.

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

CNTY-308 is an iPSC-derived CD19-targeted CAR-iT intended for B-cell-mediated disease

CNTY-308
IDP
HLA-I KO
TCR KO
HLA-II KO
CD19 CAR
CD300a TASR

CD4+/CD8+ αβ iT-cell

- **CD19-targeted CAR** to target B-cells for cytotoxic depletion
  - 4-1BB and CD3z co-stim domain to stimulate expansion on target engagement
- **Allo-Evasion™ 5.0** edits designed to include protection from host T cell, NK cell, and humoral response
- Native ab TCR knock-out to **eliminate the risk of GvHD**
- Displays **characteristics of autologous CAR-T cells**[1]
  - Highly proliferative upon target engagement
  - Secretes cytokines (e.g., IL-2, IFNg, and TNFa)
  - Cytotoxic effector function rapidly eliminates tumor cells
  - Long-term persistence *in vivo*
  - Eliminates CD19+ B-cells from healthy donors *in vitro*[2]

1. www.centurytx.com/wp-content/uploads/ASH_Heinze_iPSC-Derived-CD4-CD8-Final.pdf
2. Company data on file
3. IDP = IgG degrading enzyme

CENTURY THERAPEUTICS 30

CNTY-308 is a CD19-targeted, iPSC derived CAR T cell therapy engineered with Allo-Evasion™ 5.0. It is being developed for B-cell mediated autoimmune diseases. CNTY-308 is built on our industry leading Allo-

Evasion™ 5.0 and iPSC-derived ab T cell platform. In preclinical studies, CNTY-308 demonstrated potent activity and cell persistence that was comparable to primary CAR-T cell controls. Specifically, these cells have demonstrated three key characteristics of successful CAR-T cell therapies:

1.	Anti-tumor cytotoxicity
2.	The capacity to produce ab T cell cytokines including IL-2

3.	Proliferation in response to tumor

When tested in an established NALM6 tumor model in rodents (CD19-expressing B cell malignancy model), CNTY-308 cells were shown to be capable of controlling tumor growth for the length of the study with a single dose of cells, comparable to primary CAR-T cell controls. Furthermore, CNTY-308 cells were detected in peripheral blood, spleen, and bone marrow for at least 21 days after cell infusion. Importantly, CNTY-308 cells not only persisted but responded to an additional tumor challenge (tumor rechallenge), controlling tumor similarly, if not better, than primary CAR-T cell controls. In preclinical studies, Century’s iPSC-derived CAR abT cells are comparable to primary T cells.

Function	1' CAR-T	CNTY-308
IL-2 secretion (pg/mL)	~3,000	~2,000
Requires exogenous IL-2/IL-15	No	No
Repeat killing (rounds)	>10	>10
Persistence in blood (days)	32	32
Tumor control after rechallenge (*in vivo*)	Yes	Yes

Normalized CAR-T in blood
1.0
0.5
0.0
0
7
14
21
28
35
Days post-infusion
1' CAR-T
CNTY-308

CNTY–308 and 1' CAR-T

- Self-supports with own target-mediated IL-2
- High functional persistence: kills for >10 rounds, persists in blood for 32+ days, controls tumor after *in vivo* rechallenge

Source: Company data on file

CENTURY THERAPEUTICS 31

Taken together, we believe the evolving preclinical data package for CNTY-308 supports the continuing progression of this program for B-cell mediated diseases.

CNTY-101

Our CAR-iNK product candidate targeting CD19 for B-cell mediated autoimmune diseases is an allogeneic, iPSC-derived CAR-iNK cell therapy with six precision gene edits. CNTY-101 is engineered to express CD19 CAR, with Allo-Evasion™ 1.0 edits designed to overcome the three major pathways of host vs. graft rejection, IL15 to support cell persistence, and a safety switch (EGFR sequence) that enables the elimination of the cells by an EGFR inhibitor if needed. CARAMEL, an investigator-initiated clinical trial to assess CNTY-101 in patients with B cell-mediated autoimmune disease is underway to evaluate safety, efficacy, and key translational data of CNTY-101 in SLE, LN, IIM, and DcSSc patients is expected to release data in 2026.

CARAMEL Phase 1/2 Clinical Trial in B-cell Mediated Autoimmune Diseases: Single-center Investigator Sponsored Trial

We have entered into an agreement for an investigator-initiated Phase 1/2 clinical trial sponsored by Professors Dr. Georg Schett and Dr. Andreas Mackensen of its CD19 CAR-iNK investigational cell therapy candidate CNTY-101 in patients with B-cell mediated autoimmune diseases. The IST, which is sponsored by the Friedrich-Alexander University Erlangen-Nürnberg, represents the first evaluation by the internationally recognized Schett/Mackensen group of an allogeneic iPSC-derived CD19-directed NK cell therapy for the treatment of autoimmune diseases. The IST (known as the CARAMEL trial) will evaluate safety, efficacy, and key translational data of CNTY-101 in SLE, LN, IIM, and DcSSc patients. The CARAMEL trial initiated in mid-2025.

Preliminary Data from CARAMEL Basket Trial

Next Generation iT Programs

Multiple: Century is developing a broad range of next generation iT cell programs that leverage the engineerability of our cells. One program is an investigational dual-targeted CD19 and CD22 iPSC-derived CAR-T cell therapy product candidate engineered with Allo-Evasion™ 5.0. This program is built on our iT cell platform, with the goal of pairing dual targeting with primary T-cell-like functionality to provide a differentiated cell therapy for B cell malignancies. We have developed our own dual CD19/CD22 CAR, which has displayed robust activity when transduced into primary T cells.

Our first investigational solid tumor CAR-T cell program is designed to target validated tumor antigens including Nectin-4 (present on several solid tumors including urothelial cancer, breast cancer and lung cancer) and others using our own proprietary developed CAR moieties. These programs are being developed on our iT cell platform with Allo-Evasion™ 5.0 and will include additional engineering to overcome some of the key challenges faced by cell therapies in solid tumors. Enhancements may include cytokine support and strategies to overcome the tumor microenvironment.

Manufacturing

We believe our iPSC-derived NK cells, T cells, and beta islet cells afford us a significant opportunity to advance gene-edited cell therapies that can be produced at substantially lower cost and accessible by a much larger patient population as compared to other donor-derived and autologous cell therapy approaches. To capitalize on these advantages, we believe it is imperative to develop an intimate understanding of the relevant cell types, the processes used to manufacture these cells, and the analytical methods required to accurately and reliably measure critical product attributes. We believe this understanding will enable us to produce safe and efficacious products, implement process and product changes with greater efficiency and accelerate the clinical development of commercializable products. In addition, we are developing a significant depth of expertise related to scalable manufacturing, which we believe is essential to enable cell expansion, harvest, and final container filling, along with cryopreservation, at a significantly reduced cost per dose. We have constructed our manufacturing strategy with the intent of achieving these objectives.

We believe that our optimized iPSC differentiation methods are scalable and compatible with efficient manufacturing processes. Our process development manufacturing science and technology, analytical development and analytical science and technology groups work closely with our colleagues in research to leverage the collective and synergistic expertise of these groups to develop, optimize and implement processes and assays used for the clinical manufacturing and release of product candidates for clinical trials.

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

For our ELiPSE-1 clinical trial, FUJIFILM Cellular Dynamics, Inc., or FCDI, produced the clinical supply of CNTY-101. FCDI currently maintains a cGMP-compliant manufacturing facility in Madison, Wisconsin and our audit of the facility confirmed it was appropriate for Phase 1 supply. We have produced CNTY-101 clinical supply for our CALiPSO and CARAMEL trials at our own 53,000 square foot cell therapy manufacturing facility in Branchburg, New Jersey, which has been operational since 2022. We received a QP declaration, compliant with EU regulations in February 2025, to enable supply of clinical product from our in-house facility for clinical studies in the EU. We also intend to use this facility as the primary manufacturing site for CNTY-813 and CNTY-308. We are able to do so since we have designed the facility to be a flexible, multi-product facility, capable of producing any cell type.

We believe the development of in-house manufacturing will enable us to analyze, learn, and adapt more rapidly and increase control of development and manufacturing timelines for efficient clinical development of our product candidates. Through this enhanced control and investment in our process and analytical development capabilities, we believe we are gaining a deeper understanding of our critical product attributes and the factors that affect product quality. We are also developing expertise in scale-up technologies to enable optimal manufacturing scale for our product candidates, which will reduce COGs and improve patient access.

Licensing, partnerships, and collaborations

Fujifilm Cellular Dynamics, Inc.

We are party to an exclusive license with FCDI, dated September 18, 2018, or, as amended, the Differentiation License, pursuant to which we have licensed from FCDI certain patents and know-how related to differentiation of iPSC cells into immune-effector cells in the field of cancer immunotherapeutics. We are also party to a non-exclusive license with FCDI, also dated September 18, 2018, or, as amended, the Reprogramming License, pursuant to which we have licensed from FCDI certain patents and know-how related to the reprogramming of human somatic cells to iPSCs in the field of cancer immunotherapeutics. On October 21, 2019, we entered into a Master Collaboration Agreement with FCDI pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan, or, as amended, the FCDI Collaboration Agreement. On March 23, 2021, we entered into a Manufacturing and Supply Agreement with FCDI, or, as amended, the Manufacturing Agreement, pursuant to which FCDI will provide certain agreed upon technology transfer, process development, analytical testing and cGMP manufacturing services to us. On September 22, 2023, we entered into a worldwide license agreement with FCDI, or the Autoimmune License, whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases.

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

Under the Reprogramming License, we agreed to pay FCDI low single-digit percentage royalty payments on net sales of FCDI Licensed Products, as required by the WARF License, until the expiration of the last-to-expire patent licensed thereunder. We also agreed to pay certain milestone payments to FCDI as required by the WARF License upon the achievement of certain development and commercial milestones up to an aggregate of $6.0 million per FCDI Licensed Product.

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

Letter Agreement

Under the Letter Agreement, which amends certain terms of each of the Reprogramming Licenses Agreement, Differentiation License Agreement and Manufacturing Agreement, together the FCDI Agreements, including such amendments that (i) amend the definition of Territory under each of the FCDI Agreements, for purposes of the sublicenses under the FCDI Agreements pursuant to our former Research Collaboration and License Agreement with Bristol-Myers Squibb dated January 7, 2022, or the Collaboration Agreement, includes Japan, (ii) amends the licenses granted to us and our affiliates under the FCDI Agreements such that the rights are sublicensable to Bristol-Myers Squibb, including with respect to Japan and (iii) the intellectual property developed under the Bristol-Myers Squibb collaboration is not subject to grant-back and option provisions under the Reprogramming License (iv) waives any right of FCDI to manufacture products developed under the Collaboration Agreement.

Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we paid to FCDI (i) an upfront payment of $10.0 million, and will pay (ii) a percentage of any milestone payments received by us under the Collaboration Agreement in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the Collaboration Agreement in respect of sales of products in Japan.

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

Autoimmune License and Related Amendments

On September 22, 2023, we entered into the Autoimmune License, whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases. Under the terms of the Autoimmune License, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with the Autoimmune License. In addition, on September 22, 2023, we and FCDI amended the Reprogramming License, Differentiation License and the FCDI Collaboration Agreement to expand our existing license related to the development and commercialization of iPSC-derived cancer immunotherapeutics to also include inflammatory and autoimmune diseases. In connection with the entry into the Autoimmune License and the amendments to the Reprogramming License and Differentiation License, we made an upfront payment in the amount of $4.0 million. In addition, we paid FCDI a $1.0 million milestone fee pursuant to the Autoimmune License for filing of the IND for SLE for CNTY-101, both of which are included as in-process research and development in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Bayer HealthCare LLC Option Agreement

In June 2019, we entered into an option agreement with Bayer HealthCare LLC, or Bayer, which was subsequently amended and restated in February 2021, or the Option Agreement, pursuant to which Bayer was granted certain bidding rights relating to the potential transfer of rights with respect to certain product candidates being researched and developed by us which are comprised of allogeneic iNK cells, macrophages or dendritic cells, which we refer to as the Research Products. For clarity, T cell programs are excluded from the Bayer Option Agreement Research Products. Under the Option Agreement, Bayer was granted a right of first refusal, or ROFR, to submit bids for the transfer or license of rights to research, develop and/or commercialize certain Research Products, which we refer to as the Research Product Rights. While CNTY-101 is no longer included in the Bayer option rights, any other wholly owned product candidate comprised of iNK cells that we develop in the future is subject to the terms of the Option Agreement. Bayer’s ROFR is only exercisable with respect to up to four Research Products and the right terminates upon our tenth IND submission. Subject to certain exceptions, Bayer may only exercise these option rights in a non-sequential and alternating manner, and such rights are subject to additional limitations.

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

iCELL Inc.

On March 20, 2020, we entered into an exclusive sublicense, or the iCELL Sublicense, with iCELL Inc., or iCELL, for certain patents related to an immune function reconstruction method using multipotent stem cells and the method for producing antigen specific T-cells, in each case, to research, develop and commercialize products in the United States, France, Germany, Italy, Liechtenstein, the Netherlands, Switzerland and the UK and any other countries where valid claims exist. Additionally, we received a non-exclusive license to such rights in Japan. The rights sublicensed to us under the iCELL Sublicense were licensed to iCELL by the University of Tokyo, or UTokyo, pursuant to an exclusive license agreement, or the UTokyo License. iCELL reserved for itself and for UTokyo an irrevocable, nonexclusive, royalty-free license to make and use certain non-public information for their own internal educational and research activities. The initial term of the sublicense expires on the later of (i) March 31, 2027, or (ii) the expiration of the last-to-expire valid claim covering a licensed product, which is currently expected to expire in 2033. iCELL may terminate the agreement with 30 days’ notice if we have failed to make a payment within 60 days of such payment becoming due and we do not cure such breach within 30 days of written notice. We may terminate the agreement upon 90 days’ written notice if any third party brings a claim against us related to the licensed patents or technology and such claim is not settled within 90 days. Pursuant to the iCELL Sublicense, we paid an upfront license issue fee in the low six-figures and we agreed to make low single-digit percentage royalty payments until the last-to-expire valid claim under the licensed patents to iCELL on certain net sales amounts of the products developed under the iCELL Sublicense, as well as commercial milestone payments on a country-by-country basis based on certain net sales amounts related to products developed under the iCELL Sublicense in the aggregate of $70.0 million. We also agreed to make certain milestone payments to iCELL upon the achievement of certain developmental and regulatory milestones in the aggregate of $4.25 million. Upon the termination of the UTokyo License, iCELL will use good faith efforts to assist us in exercising any rights available to us under the UTokyo License to become a direct licensee of UTokyo. The iCELL Sublicense also contains customary representation and warranties, confidentiality, insurance, audit, indemnification and miscellaneous provisions.

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

Catalent Dusseldorf GmbH

On December 12, 2022, Clade entered into a non-exclusive license agreement with Catalent Dusseldorf GmbH, or Catalent, pursuant to which Catalent granted Clade a worldwide, non-exclusive, non-transferrable, royalty-bearing license under all rights owned or controlled by Catalent to one of its GMP-grade iPSC cell lines derived from human cord blood CD34+ cells, to develop, have developed, make, have made, use, have used, sell, offer for sale, have sold, distribute, have distributed, import, have imported and otherwise exploit or have exploited cell therapy products. The license, or the Catalent License, permits the genetic modification of the licensed cell line and the development and commercialization of resulting cell therapy products for any indication. We have a right to use the Catalent License as a result of our acquisition of Clade.

Under the Catalent License, we may grant sublicenses to third parties to develop, manufacture and commercialize resulting products, but we may not sublicense the original cell line itself. Catalent retains ownership of the original cell line, and we own the modified cells and resulting products that we make from the original cell line, subject to certain restrictions and limited rights granted back to Catalent.

In consideration for the rights granted, Clade paid Catalent an upfront fee. We are also required to pay certain product-by-product milestone payments upon the achievement of certain development and regulatory milestones up to an aggregate of $20.43 million. We additionally agreed to pay royalties equal to a low single digit percentage of net sales of each product during a defined royalty term, after which royalty term the license automatically becomes fully paid-up, perpetual, irrevocable and royalty-free. We also agreed to pay annual minimum fees during a defined period, with milestone payments and royalties paid in a calendar year creditable against the annual minimum fees payable for the same calendar year.

The agreement remains in effect until terminated and may be terminated by us for convenience upon prior written notice or by either party for material breach, subject to specified cure periods. Certain provisions, including payment obligations, indemnification obligations and confidentiality obligations, survive termination.

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

We have sought patent protection in the United States and other countries throughout the world related to each of our pipeline programs, including our CNTY-101 product candidate, as well as other iPSC-derived engineered CAR-expressing and beta-islet cells comprising certain transgene insertions and deletions, including our proprietary Allo-Evasion™ technology. We have an issued US Patent No. 11,661,459 directed to the safety switch construct incorporated in our CNTY-101 product, and an issued US Patent No. 12,269,888 directed to a composition that includes the iPSC or derivative cell thereof having a safety switch construct incorporated in our CNTY-101 product. We have also filed patent applications related to our other product candidates, including CNTY-308 and CNTY-813 (beta-islet cells for treating T1D). We have also filed patent applications relating to our T-cell platform related to compositions and methods for generating alpha-beta and gamma delta T-cells from iPSCs. Additionally, we have filed a patent application on methods of engineering iPSCs. This portfolio covers compositions of programmed cellular immunotherapies, our proprietary Allo-Evasion™ technology and our platform for industrial scale iPSC engineering and differentiation. The portfolio also includes technology for a universal CAR cell platform and a novel safety switch which includes an issued US Patent No.11,883,432. These issued patents and any patents that may be issued from allowed patent applications will expire on dates in 2041, without giving effect to any patent term adjustment or extension.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional or Patent Cooperation Treaty, or PCT patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any issued patents we may obtain in any jurisdiction where such patent term extensions are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk factors—Risks related to our intellectual property.”

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

Intellectual property relating to iPSC technology

We have licensed from FCDI a portfolio of six patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is non-exclusive within the field of cancer immunotherapeutics in the worldwide territory outside of Japan and for the treatment of inflammatory and autoimmune diseases worldwide. This portfolio covers various aspects of the generation of human iPSCs from somatic cells and, as of May 31, 2021, includes 12 issued U.S. patents claiming methods and compositions used in the reprogramming of human somatic cells to iPSCs. Specifically, the portfolio includes patents with claims for producing human iPSCs from hematopoietic progenitor cells using episomal genetic vectors and includes claims for doing the reprogramming under feeder free conditions. The portfolio also includes a composition of matter patent issued in the United States covering an Epstein-Barr Virus, reprogramming vector containing genes for certain reprogramming factors. These issued patents and any patents that may be issued from these pending patent applications will expire on dates ranging from 2029 to 2034, without giving effect to any patent term adjustment or extension.

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

Intellectual property relating to engineered iPSCs and derivative cells

Currently, we own three issued US patents, 18 pending US utility patent applications, six pending provisional patent applications, and six pending PCT applications covering our engineered iPSC cells, cell differentiation technology, compositions of engineered cellular immunotherapies, and methods of engineering iPSC cells. The portfolio includes composition of matter claims covering CNTY-101, as well as other iPSC-derived engineered CAR-expressing and beta-islet cells comprising certain transgene insertions and deletions, including our proprietary Allo-Evasion™ technology. We have an issued US patent No. 11,661,459 directed to the safety switch construct incorporated in our CNTY-101 product, an issued US Patent No. 12,269,888 directed to a composition that includes the iPSC or derivative cell thereof having a safety switch construct incorporated in our CNTY-101 product, and an issued US patent with claims directed to a universal CAR cell platform. We have also filed patent applications relating to our T-cell platform related to compositions and methods for generating alpha-beta and gamma-delta T cells from iPSCs. We have also filed patent applications related to a novel safety switch. Any U.S. patents that may issue from such pending provisional patent applications would expire in from 2040-2043, without giving effect to any patent term adjustment or extension.

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

Other emerging biopharmaceutical companies which can potentially develop competing cell therapy candidates to treat both cancer and autoimmune diseases include but are not limited to Adicet Bio, Allogene Therapeutics, Artiva Biotherapeutics, Caribou Biosciences, , Fate Therapeutics, and Nkarta Therapeutics. Furthermore, companies pursuing the development of cell therapies in autoimmune diseases include but are not limited to Cabaletta Bio, Cartesian Therapeutics, and Kyverna Therapeutics.

There are also several competing companies that are focused specifically on cell therapy approaches for the treatment of T1D including Vertex Pharmaceuticals, Sana Biotechnology, CRISPR Therapeutics, CellTrans, Sernova, GentiBio, Encelin, and Seraxis, among others.

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

Government regulation

In the United States, biologic products are licensed by the FDA for marketing under the Public Health Service Act, or the PHS Act, and regulated under the Federal Food, Drug, and Cosmetic Act, or the FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, reporting, advertising and other promotional practices involving biologic products. FDA clearance must be obtained before clinical testing of biologic products. FDA licensure also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States development process

The process required by the FDA before a biologic product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to Good Laboratory Practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	preparation of clinical trial material in accordance with current Good Manufacturing Practices, or cGMPs;
●	submission to the FDA of an application for an IND which must become effective before human clinical trials may begin;
●	approval by an institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed biologic product for its intended use;
●	submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of nonclinical testing and clinical trials;
●	satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biologic product is produced to assess compliance with cGMP, to assure that the facilities, methods, and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA;
●	potential FDA Advisory Committee meeting to elicit expert input on critical issues and including a vote by external committee members;
●	FDA review and approval, or licensure, of the BLA, and payment of associated user fees, when applicable; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategies, or REMS, and the potential requirement to conduct post-approval studies.

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

With respect to oncology products, the FDA may review applications under Real-Time Oncology Review, or RTOR, established by the FDA’s Oncology Center of Excellence. RTOR, which allows an applicant to pre submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy, and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time, such as, for example, a requirement for a new REMS. To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant’s pivotal clinical trial(s), as well as completion of database lock for the clinical trial(s). The FDA will generally make a decision regarding acceptance into RTOR within 20 business days of receipt of the request from the applicant. If an applicant is not accepted into RTOR, the applicant will follow routine application submission procedures.

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

The FDA may give priority review designation to biological products that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for fast track designation may also be considered appropriate to receive a priority review. In addition, biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a biological product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-

approval studies fail to verify the drug’s predicted clinical benefit. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for a product approved under the accelerated approval pathway, which could adversely impact the timing of the commercial launch of the product.

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

Biologics Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting,” in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a stand-alone BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

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

To obtain regulatory approval of our product candidates under the European Union regulatory system, we are required to submit a marketing authorization application, or MAA, to be assessed in the centralized procedure. The centralized procedure allows applicants to obtain a marketing authorization, or MA, that is valid throughout the European Union, and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products, for advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and for human products containing a new active substance which are not authorized in the European Union and which are intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products that constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization is in the interests of patients at European Union level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency, or EMA, to be assessed by the Committee for Medicinal Products for Human Use, or CHMP. The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive risk/benefit profile. The procedure results in a European Commission, or EC, decision, which is valid in all European Union Member States. The centralized procedure is as follows: full copies of the MA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA’s scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.

The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of product characteristics, or SmPC, the package leaflet and the labeling. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP).The EMA then has 15 days to forward its opinion to the EC, which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP opinion.

There are two other procedures in the European Union for the grant of an MA in multiple European Union Member States. The decentralized procedure provides for approval by one or more other, or Concerned, Member States of an assessment of an application performed by one Member State, known as the Reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft SmPC, and draft labeling and package leaflet, to the Reference Member State and Concerned Member States. The Reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the Reference Member State’s assessment report, each Concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the EC, whose decision is binding on all Member States.

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

The Medicines and Healthcare products Regulatory Agency, or MHRA, the United Kingdom’s medicines regulator, has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing European Union MAs for centrally authorized products were automatically converted (grandfathered) into United Kingdom MAs free-of-charge on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the EC on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

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

The ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the ACA expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs and biologics, expanded the 340B program, and revised the definition of average manufacturer price, or AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs.

The ACA requires pharmaceutical manufacturers of branded prescription drugs and biologics to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

The ACA also expanded the Public Health Service’s 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ACA expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the ACA. Because the 340B ceiling price is determined based on the AMP and Medicaid drug rebate data, revisions to the Medicaid rebate formula and AMP definition could cause the required 340B discounts to increase.

Other legislative changes have been proposed and adopted since passage of the ACA. The Budget Control Act of 2011 and subsequent legislation, among other things, include aggregate reductions to Medicare payments to healthcare providers of up to 2% per fiscal year, which remain in effect through 2031. Further, the American Taxpayer Relief Act, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D that replace the previous Coverage Gap Discount Program; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have just one or more orphan designation and for which the only approved indication(s) are for rare diseases or conditions. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

The One Big Beautiful Bill Act of 2025, or OBBBA, for example, imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

Further legislative and regulatory changes under the ACA remain possible. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The ACA has also been subject to challenges in the courts. For example, on June 17, 2021, the Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. The Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

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

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation, or MFN, price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid, or GENEROUS, Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Human Resources

As of March 1, 2026, we had 78 full-time employees and 0 part-time employees. Of our 78 full and part-time employees, 36 are engaged in research and development activities. Building and maintaining positive relationships with our employees is central to our culture.

Our human resources objectives include, recruiting, engaging, developing, and retaining our employees. The principal purposes of our equity incentive plans are to attract, retain and motivate employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking to ensure competitiveness compared to similar biotechnology and biopharmaceutical companies with which we compete for talent. We prioritize fair and equitable treatment across our workforce with respect to gender, race, and other personal characteristics.

We are an equal opportunity employer and we maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. Our employees are not part of any collective bargaining agreements.

Facilities

Our principal executive offices are located in Philadelphia, Pennsylvania. We primarily operate in office and laboratory space in Philadelphia pursuant to a lease that expires in March 2034. We also operate a cell therapy manufacturing facility in Branchburg, New Jersey, under a lease that expires in February 2037.

In September 2025, we executed a series of lease modifications with the same landlord that provided for the early termination of our other leased facilities in Seattle, Washington, or Seattle, and Boston, Massachusetts, or Boston. In connection with these modifications, we entered into a new lease agreement in Watertown, Massachusetts, or Watertown, which began upon the termination of the Boston lease. The Seattle lease terminated on December 31, 2025, and the Boston lease terminated on January 27, 2026, which aligns with the commencement date of the new Watertown lease.

We also maintain a lease for vacated Philadelphia office and laboratory space with contractual expiration in October 2031, which we are actively marketing for sublease

We believe that our existing facilities are adequate to support our ongoing business needs.

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

●	We have incurred significant losses since our inception, expect that we will continue to incur significant losses for the foreseeable future, and require additional funding in order to finance operations;
●	We have never generated revenue from product sales and may never achieve or maintain profitability;
●	We are early in our development efforts and our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize our current and future product candidates;
●	We are highly dependent on the success of our lead product candidate, CNTY-813, which we have initiated IND-enabling studies for, and our other product candidates;
●	Utilizing genetically engineered iPSC-derived immune cells and beta islet cells represents a novel approach to the treatment of cancer and autoimmune diseases, and we must overcome significant challenges in order to develop, commercialize, and manufacture our product candidates;
●	Gene-editing is a rapidly developing technology, and our success is dependent upon our ability to effectively utilize this technology in our product candidates and implement future technological advancements in gene-editing;
●	Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates;
●	As an organization, we have limited experience designing or implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs;
●	The manufacture and distribution of our iPSC-derived cell product candidates is complex and subject to a multitude of risks, and these risks could substantially increase our costs and limit the clinical and commercial supply of our product candidates;
●	Cell-based therapies depend on the availability of reagents and specialized materials and equipment which in each case are required to be acceptable to the FDA and foreign regulatory agencies. Such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We rely on third-party suppliers for various components, materials, and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components;
●	Operational issues related to the manufacture of our product candidates for development either in our own facility or at third party facilities could delay our development plans and thereby limit our ability to generate revenue;
●	We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators;

●	If we are unable to successfully commercialize CNTY-813 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed;
●	Changes in regulatory requirements, guidance from the FDA and other regulatory authorities, or unanticipated events during our IND-enabling studies and future clinical trials of CNTY-813 or our other product candidates may result in changes to preclinical studies or clinical trials or additional preclinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.
●	If any of our license agreements with FCDI are terminated, we could lose our rights to key components enabling our iPSC-derived allogeneic cell therapy platforms.
●	Our success depends on obtaining, protecting, maintaining, and enforcing our intellectual property rights and our proprietary technologies, including intellectual property rights that are licensed to us;
●	We do not currently own issued patents relating to some of our product candidates;
●	Our commercial success depends significantly on our ability to operate without infringing, misappropriating, or otherwise violating the patents and other intellectual property and proprietary rights of thirds parties. Claims by third parties that we infringe, misappropriate, or violate their intellectual property or proprietary rights may result in liability for damages or prevent or delay our development and commercialization efforts, and the intellectual property landscape around gene-editing technology is highly dynamic, and third parties may initiate and prevail in legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights;
●	The trading price of the shares of our common stock has been highly volatile, and purchasers of our common stock could incur substantial losses; and

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

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses for the years ended December 31, 2025 and 2024 were $9.6 million and $126.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $791.9 million.

Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, including our clinical development activities for CNTY-101 and our IND-enabling development activities for CNTY-813 and CNTY-308, our acquisition of Clade, and from general and administrative costs associated with our operations. In 2025, we reprioritized our pipeline, discontinued certain company-sponsored clinical trials evaluating CNTY-101 and redirected resources toward advancing CNTY-813 and CNTY-308, each of which is currently in IND-enabling studies. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. In particular, CNTY-813 and CNTY-308 have not yet been evaluated in human clinical trials and may require significant additional preclinical development, IND-enabling studies, regulatory review and clinical testing before they can advance toward potential commercialization, if at all. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license, or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. Because our current lead programs are in IND-enabling studies and we have no product candidates in active company-sponsored clinical trials, our timeline to potential commercialization is longer and more uncertain than in prior periods. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance our iPSC, or iPSC-derived allogeneic, cell therapy platforms;
●	advance CNTY-813 and CNTY-308 through IND-enabling studies, submit IND applications and, if cleared, initiate and conduct clinical trials;
●	continue to support the clinical development of CNTY-101;
●	seek to discover and develop additional product candidates;
●	establish and validate our own clinical-scale cGMP facilities;
●	seek regulatory approvals for any of our other product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, such as operational, financial, and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts; and
●	increase our employee headcount and related expenses to support these activities.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have no product candidates approved for commercial sale and no product candidates in active company-sponsored clinical development and have not generated from product sales. CNTY-813, our current lead product candidate, is in IND-enabling studies and has not yet been evaluated in human clinical trials. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and initiating and completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those products that are approved and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenues to achieve profitability. Because of the numerous risks and uncertainties associated with biologics product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our strategic reprioritization toward earlier-stage programs may extend our development timelines and increase the amount of capital required before we are able to generate product revenue, if at all. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical activities and clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. We have financed our operations primarily through private placements of our securities and our initial public offering of common stock, or IPO, which closed in June 2021. Our research and development expenses decreased from $107.2 million for the year ended December 31, 2024 to $95.7 million for the year ended December 31, 2025. As of December 31, 2025, we had cash, and cash equivalents of $61.9 million and investments of $55.3 million. Based on our current business plans, we believe our cash, cash equivalents and investments as of December 31, 2025 of $117.1 million, and the additional $126.7 million we received as net proceeds from our 2026 private placement, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the first quarter of 2029.

However, our operating plan is based on assumptions that may prove to be inaccurate, and we could use our available capital resources sooner than we currently expect. Our capital requirements will depend on many factors, including the timing and cost of completing IND-enabling studies for CNTY-813 and CNTY-308, the timing of IND submissions and potential clinical trial initiation, the progress of the investigator-sponsored CARAMEL trial of CNTY-101, the scope and results of future clinical trials, the costs of manufacturing development and scale-up, and any strategic transactions, collaborations or in-licensing activities.

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

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from inflation, pandemics, political unrest and hostilities, or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. In July 2022, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Cowen acting as our sales agent, or the 2022 ATM Facility. For the year ended December 31, 2025, no shares were sold under the Sales Agreement. In April 2024, we issued and sold 15,873,011 shares of common stock at a price per share of $3.78, resulting in aggregate gross proceeds of $60.0 million, before deducting placement agent fees and offering expenses, or the 2024 Private Placement. In January 2026, we issued and sold an aggregate of 117,391,299 shares of common stock (or pre-funded warrants to purchase common stock in lieu thereof) and accompanying warrants to purchase 58,695,648 shares of common stock (or pre-funded warrants to purchase common stock in lieu thereof) at a price per share of $1.75 per share and accompanying warrants to purchase 0.5 shares of common stock (or pre-funded warrant to purchase common stock in lieu thereof) and at a purchase price of $1.1499 per pre-funded warrant and accompanying warrant to purchase 0.5 shares of common stock (or pre-funded warrants to purchase common stock in lieu thereof), or the 2026 Private Placement. We received aggregate gross proceeds from the 2026 Private Placement of approximately $135.0 million, before deducting placement agent fees and offering expenses.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before

January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by the current U.S. presidential administration and accompanying regulatory activities and economic policies, ongoing military conflicts and geopolitical instability, international trade disputes (including threatened or implemented tariffs) and inflation and interest rates. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including as a result of liquidity constraints, failures and instability in U.S. and international financial banking systems. International trade disputes could adversely impact our business and supply chains, which could increase costs or delay delivery of key inventories and supplies. If the current equity and credit markets deteriorate further, or fail to improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Further, the impacts geopolitical turmoil, (including any escalation or expansion), social unrest, political instability in the United States and elsewhere, terrorism, cyberwarfare or other acts of war, could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Trade and other geopolitical disputes can also be highly disruptive to global financial markets. The length and impact on going trade disputes, military conflicts, inflation and interest rate fluctuations are highly unpredictable. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, or developments relating to pandemics, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. We are continuing to monitor these factors and their impacts on global capital markets and our business.

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

We are in IND-enabling studies for our T1D program, which comprises iPSC-derived beta islets engineered with the company’s proprietary Allo-Evasion™ 5.0 technology, designed to protect from T cell, NK cell and humoral immune rejection, with the goal of durable glycemic control without the need for chronic immunosuppression. We expect to submit an IND application for CNTY-813 to the FDA in as early as the fourth quarter of 2026. Regarding our additional development efforts for autoimmune disease, we are currently completing IND-enabling studies for treatment of B-cell mediated diseases for our product candidate CNTY-308 and patient enrollment is ongoing across four indications for the Phase1/2 CARAMEL IST clinical trial for CNTY-101. Moreover, cell therapy modalities as a treatment for autoimmune diseases are a relatively new use, and rheumatology physicians and hospital processes are just beginning to be familiar and comfortable with their use. As a result, the execution and speed of enrollment of clinical trials in these novel and competitive areas are difficult to predict.

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

Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building a commercial organization, or successfully outsourcing commercialization, substantial investment, and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates.

The clinical and commercial success of our product candidates will depend on several factors, including the following:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, and minimally efficacious dose studies in animals, where applicable, and in accordance with GLPs;
●	effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	successful enrollment and completion of clinical trials, including under the FDA’s Good Clinical Practices, or GCPs, and GLPs;
●	successful progression and execution of investigator-initiated trials and collaborative relationship with investigators;
●	positive results from our ongoing, planned, and future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishment of arrangements with contract manufacturing organizations, or CMOs, for clinical supply and, where applicable, commercial manufacturing capabilities;
●	establishment and maintenance of patent and trade secret protection, and/or regulatory exclusivity for our product candidates;
●	commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community, and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
●	establishment of a physician training system and network for administration of our product candidates;
●	enforcement and defense of intellectual property rights and claims; and
●	maintenance of a continued acceptable safety, tolerability, and efficacy profile of our product candidates following approval.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, if approved, which would materially harm our business. Because our pipeline is currently concentrated in a limited number of early-stage pre-clinical programs, failure to advance these programs into and through clinical development would have a material adverse effect on our business. If we are unable to advance our product candidates to clinical development, obtain regulatory approval, and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our business is highly dependent on the success of our lead product candidate, CNTY-813 and our other product candidates.

While we have initiated IND-enabling studies for the development of CNTY-813, we cannot guarantee that an IND or CTA application will be cleared to proceed after submission to the FDA or other global health authorities for any additional indications or any of our other product candidates or that CNTY-813 or our other product candidates will be allowed to complete clinical developments and approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials and regulatory approvals, we have not previously submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that CNTY-813 or our other product candidates will be complete and be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit, or deny development or approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory authorizations or approvals will delay or harm our ability to successfully develop and commercialize CNTY-813 or our other product candidates and materially adversely affect our business, financial condition, results of operations, and growth prospects.

Furthermore, if our future clinical trials of CNTY-813 or our other product candidates encounter safety, efficacy, or manufacturing problems, development delays, regulatory issues, or other problems, our development plans for such product candidates in our pipeline could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

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

Our success depends on our ability to utilize our iPSC-derived allogeneic cell therapy platforms to generate chimeric antigen receptor product candidates, including CAR-iT cell therapies and iPSC-derived beta islet cell replacement therapies, to obtain regulatory approval for product candidates derived from these platforms, and to then commercialize our product candidates addressing one or more indications. Though iPSC-derived cell therapy product candidates have been evaluated by others in clinical trials, our current lead product candidate, CNTY-813, is in IND-enabling studies and has not yet been evaluated in clinical trials, and we may experience unexpected or adverse results in the future. We are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. All of our product candidates developed from our iPSC allogeneic cell therapy platforms will require significant clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before they can be successfully commercialized. In addition, we utilize our proprietary Allo-Evasion technology in our product candidates, which has only been tested in our initial clinical trials for CNTY-101, and we may modify our technology for additional product candidates and such technology as so modified will not have been tested in a clinical setting. If any of our product candidates encounter safety or efficacy problems, including as a result of our use or modification of our Allo-Evasion technology, developmental delays, or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core iPSC technology.

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

Utilizing genetically engineered iPSC-derived immune cells and beta islet cells represents a novel therapeutic approach, and we must overcome significant challenges in order to develop, commercialize, and manufacture our product candidates.

We have concentrated our research and development efforts on developing iPSC-derived cell therapies, including CAR-iT cell therapies and beta islet replacement therapies engineered with our proprietary Allo-Evasion™ technology. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for our product candidates. Because our iPSC-derived allogeneic cell therapy platforms are novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating our product candidates utilizing gene-edited iPSC-derived cells. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications, if and when submitted, increase our development costs, and delay or prevent commercialization of our iPSC-derived allogeneic cell therapy platform products. Additionally, advancing novel immuno-oncology and autoimmune cell therapies creates significant challenges for us, including:

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

We must be able to overcome these challenges in order for us to successfully develop, commercialize, and manufacture our product candidates derived from our iPSC platform. In addition, although our product candidates differ in certain respects from other gene-edited cell therapies and autologous CAR-T cell therapies, serious adverse events, deaths or other unexpected safety issues in other companies’ clinical trials or that are discovered from post-marketing data sources involving cancer immunotherapies, more generally, even if unrelated to our product candidates, could negatively impact our business. For example, BCMA-directed or CD19-directed autologous CAR-T cell immunotherapies carry boxed warning language on T cell malignancies. While CNTY-101 contains allogeneic iPSC-derived CD19 targeted NK cells that do not proliferate in vivo and both CNTY-101 and CNTY-308 were created with precision, well-characterized genetic editing in the absence of viral vectors FDA’s ongoing post-market monitoring of CAR-T therapies could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that may receive approval, and could limit market acceptance for any such product candidates.

We have not yet demonstrated long-term stability of cryopreserved iPSC-derived cell therapy products.

We have not yet demonstrated long-term stability of cryopreserved iPSC-derived cell therapy products and, therefore, do not know if we will be able to store the cryopreserved cells for extended periods of time. If we are unable to demonstrate long-term stability, we will need to reduce the manufacturing batch size to ensure that the material we produce will be used before it expires. In that case, the scaling of our production processes will not deliver the efficiencies we expect, and the cost per dose of our product candidates will be substantially higher. We may also encounter difficulties not only in developing freezing and thawing methodologies for large-scale use, but it is also possible that the freezing and thawing methodologies we develop and implement will not sufficiently preserve the function of one or more of our product candidates, thereby potentially negatively impacting certain clinical results.

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

Although we design our product candidates to reduce the risk of graft-versus-host disease immune rejection and other immune-mediated complications through gene editing and Allo-Evasion™ technology, such modifications may not be successful in fully mitigating these risks.

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

The ACA, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. In addition, complexities associated with the larger, and often more complex, structures of biological products such as cell and gene products we are developing, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any of our current clinical trials or future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidates or any future product candidates, including:

●	regulators or IRBs, the FDA, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective Contract Research Organizations, or CROs, as the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the cost of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
●	the cost of clinical trials of any of our product candidates may be greater than we anticipate;
●	the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other studies or trials in the same class as our product candidate; and
●	the FDA or applicable foreign regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

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

The design and implementation of clinical trials is a complex process. Although we have previously conducted company-sponsored clinical trials of CNTY-101 and are supporting an ongoing investigator-sponsored trial, we have not advanced any product candidate through late-stage clinical development or obtained regulatory approval for any product candidate. We have limited experience designing and implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding.

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

We expect our pipeline to yield multiple additional INDs or CTAs, including INDs or CTAs for CNTY-813, our iPSC-derived beta islet cell replacement therapy, and CNTY-308, our CD19-targeted iPSC-derived CAR-T cell therapy, as well as additional future product candidates derived from our iPSC platform. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that result in suspension or termination of such clinical trials. Because CNTY-813 and CNTY-308 are currently in IND-enabling development and have not yet been evaluated in human clinical trials, there is significant uncertainty regarding the scope of data that regulatory authorities may require prior to allowing clinical studies to proceed. The manufacturing of our product candidates remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, and unfavorable findings may delay or prevent the FDA from allowing us to proceed with clinical trials. Further, FDA guidelines for IND submissions may differ from those in the EU. For example, the cell line used to develop CNTY-308 and CNTY-341 was manufactured by RheinCell Therapeutics GmbH (a wholly owned subsidiary of Catalent) under EU standards. Because the FDA guidelines with respect to the manufacture and utilization of donor cells is not the same as in the EU, IND clearance for CNTY-308, CNTY-341 and any other product candidates using cell lines developed under non-FDA standards may be delayed or ultimately not achieved which could impact our development timelines and harm our business, operating results, prospects, or financial condition.

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

We focus on the development of programmed cellular immunotherapies for patients with T1D, cancer, and autoimmune diseases, including off-the-shelf NK- and T-cell product candidates and iPSC derived beta islet cell therapies generated from clonal master engineered iPSC lines. Because our iPSC-derived allogeneic cell therapy platforms are designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. In 2025, we reprioritized our pipeline and discontinued certain company-sponsored clinical programs, demonstrating that we may shift resources away from programs that are further along in development in favor of earlier-stage or next-generation candidates that we believe offer greater long-term potential. Such decisions involve complex judgments regarding scientific, clinical, regulatory, competitive and capital allocation considerations and may not ultimately prove successful. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures may not yield commercially viable product candidates.

We intend to study some of our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse events or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients we intend to treat with some of our product candidates may also receive chemotherapy agents, radiation, chronic immunosuppressants, biologics/monoclonal antibodies, and/or other cell therapy treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing such product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize such product candidates, if approved. Any inability to advance our product candidates through clinical development would have a material adverse effect on our business.

We may experience difficulties identifying and enrolling patients in our future clinical trials. Difficulty in enrolling patients could delay or prevent clinical trials of CNTY-813 or our other product candidates.

Identifying and qualifying patients to participate in future clinical trials of CNTY-813 and our other product candidates is critical to our success. Although CNTY-813 is currently in IND-enabling studies and has not yet entered human clinical trials, if we initiate clinical trials, the timing of such trials will depend in part on the speed at which we can recruit patients to participate in testing our product candidates and we may experience delays if we encounter difficulties in enrollment. The eligibility criteria of our clinical trials may limit the pool of available study participants as it will require patients to have specific characteristics that we can measure to ensure their disease is either severe enough or not too advanced to include them in a clinical trial. The process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical trials because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical trials can also adversely impact enrollment. If patients are unwilling to participate in our trials for any reason, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of CNTY-813 or our other product candidates will be harmed, and our development timelines may be extended. Furthermore, our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete, and receive results from clinical trials. Any of these occurrences may harm our business, financial condition, and prospects significantly.

We may conduct clinical trials for programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations. Moreover, conducting clinical trials outside of the United Staes presents additional risks that may delay our trials.

We may choose to conduct one or more of our future clinical trials outside the United States. For example, we are prioritizing a Phase 1/2 IST for CNTY-101, which is currently enrolling and dosing patients living with B-cell-mediated autoimmune diseases, led by Professors Georg Schett and Andreas Mackensen and sponsored by the Friedrich-Alexander University Erlangen-Nürnberg in Germany. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could impose additional conditions, such as requiring us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Further, conducting clinical trials outside of the U.S. presents additional risks that may delay completion of our clinical trials. These risks include the failure of investigators or enrolled participants in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, potential restrictions, such as local privacy restrictions, on data generated from the clinical trial, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

CNTY-813 or our other product candidates may cause adverse events or undesirable side effects that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Cell therapy is still a relatively new approach to disease treatment and adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to cell therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

Any adverse events or undesirable side effects caused by, or other unexpected properties of, CNTY-813 or our other product candidates could cause us, any future collaborators, an IRB, or ethics committee or regulatory authorities to interrupt, delay, or halt clinical trials of our product candidates and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is possible that as we progress CNTY-813 or our other product candidates through preclinical and clinical development, or as the use of CNTY-813 or our other product candidates become more widespread if it receives regulatory approval, illnesses, injuries, discomforts, and other adverse events that were not observed in preclinical studies or clinical trials, as well as conditions that did not occur or went undetected, will be reported by patients. If such side effects become known later in development or after approval, such findings may harm our business, financial condition, and prospects significantly. Further, if a serious safety issue is identified in connection with the use of CNTY-813 or our other product candidates commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of CNTY-813 or our other product candidates or result in regulatory authorities restricting our ability to develop or commercialize CNTY-813 or our other product candidates.

Further, if CNTY-813 or any of our other product candidates were to receive regulatory approval and we or others identify undesirable side effects caused by the product (or any other product) after the approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may request that we recall or withdraw the product from the market or may limit the approval of the product through labeling or other means;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or a precaution;
●	we may be required to change the way the product is distributed or administered, conduct additional clinical trials, or change the labeling of the product;
●	we may decide to recall or remove the product from the marketplace;
●	we could be sued and/or held liable for injury caused to individuals exposed to or taking our product candidates;
●	damage to the public perception of the safety of CNTY-813 or our other product candidates; and
●	our reputation may suffer.

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

Public opinion and scrutiny of cell-based and genetically engineered therapies for treating cancer, autoimmune or other serious diseases, or negative clinical trial results from our competitors, may impact public perception of our company and product candidates, or impair our ability to conduct our business.

Our iPSC-derived allogeneic cell therapy platforms utilize a relatively novel technology involving the genetic modification of iPSCs and utilization of those modified cells in other individuals, and no iPSC-derived immune cell or beta islet cell therapy developed using our platform has been approved to date. Public perception may be influenced by claims, such as claims that cell-based or genetically engineered therapies are unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. In addition, the use of gene editing technologies and immune-evasion engineering in our product candidates may raise additional ethical, safety or long-term risk concerns among regulators, healthcare providers, patients and the broader public. Negative public reaction to cell-based therapies in general, or negative clinical trial results from our cell-based therapy competitors, could result in greater government regulation and stricter labeling requirements of cell-based therapies, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

Changes in regulatory requirements, guidance from the FDA and other regulatory authorities, or unanticipated events during our IND-enabling studies and future clinical trials of CNTY-813 or our other product candidates may result in changes to preclinical studies or clinical trials or additional preclinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Regulatory requirements governing biologic drug products, including iPSC-derived cell therapy products, are still evolving and it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for CNTY-813 or our other product candidates. Changes in regulatory requirements, FDA guidance or guidance from other regulatory agencies, or unanticipated events during our preclinical studies or clinical trials may force us to terminate or adjust our development program.

In addition, the clinical trial requirements of the FDA and foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, intended use, and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. The FDA, or the applicable regulatory authorities, may impose additional preclinical or clinical trial requirements. Amendments to clinical trial protocols would require resubmission to the FDA, or the applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing, or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional preclinical or clinical trials, the commercial prospects for CNTY-813 or our other product candidates may be harmed and our development timelines may be extended, and it would materially adversely affect our business, financial condition, and results of operations.

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

The U.S. federal government has shut down several times and from time to time, certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

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

We rely on third-party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies and clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials of our product candidates. Although we have agreements with these third parties governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, could substantially harm our business because we may be delayed in completing or unable to complete the preclinical studies and clinical trials required to support future approval of CNTY-813 and our other product candidates, or we may not obtain marketing approval for, or commercialize, CNTY-813 and our other product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities would be delayed and our business, financial condition, results of operations, and prospects may be materially harmed.

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

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing developmental and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by macroeconomic or other factors limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our preclinical studies and clinical trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for CNTY-813 and our other product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize CNTY-813 or our other product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for CNTY-813 and our other candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, and prospects may be materially harmed.

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

The manufacture and supply of our product candidates involve novel processes that are more complex than those required for most drugs, biologics and other cellular immunotherapies and, accordingly, present significant challenges and are subject to multiple risks. These complex processes include reprogramming human somatic cells to obtain iPSCs, genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired product candidate. As a result of the complexities in manufacturing biologics and distributing cell therapies, the cost to manufacture and distribute biologics and cell therapies in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds. In addition, our COGs development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

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

There are operational and regulatory risks with manufacturing and releasing product for clinical trials and these could impact our ability to deliver product for trials and therefore impact development timelines.

We currently are and intend to continue to manufacture our product candidates for clinical trials at our own 53,000 square foot GMP manufacturing facility in Branchburg, New Jersey and could also utilize CMOs to do the same. We also rely on CMOs for the manufacture of related raw materials for clinical and preclinical development.

The facilities we use to develop our product candidates, whether they be our own or whether they are CMOs, must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. For manufacturing facilities in which we do not operate, we do not control the manufacturing process of, and are completely dependent on, CMOs for compliance with cGMP requirements for the manufacture of biologic products. If these CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of CMOs to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our CMO, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our or a CMO’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue preclinical and clinical trials of our product candidates;
●	delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
●	in the event of approval to market and commercialize and of our product candidates, an inability to meet commercial demands for such product candidates; and
●	requirements to cease development or to recall batches of our product candidates.

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

We cryogenically store our engineered cell therapy products, including CAR-iNK cells, CAR-iT cells and iPSC-derived beta islet cells, and master and working cell banks of the engineered iPSC cells at both our own manufacturing facility and at third-party facilities.

The engineered cell therapy products, including CAR-iNK cells, CAR-iT cells and beta islet cells, and the master and working cell banks of the engineered iPSC cells are stored in freezers at both third-party biorepositories and in our freezers at our manufacturing facility. If these materials are damaged at either or both our or these third-party facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we may need to establish replacement cell therapy products and master and working cell banks of the engineered iPSC cells, which would impact clinical supply and delay patient treatment. If we are unable to establish replacement materials, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

Risks related to commercialization of our product candidates

If we are unable to successfully commercialize CNTY-813 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

If we are successful in obtaining marketing approval from applicable regulatory authorities for CNTY-813 or any of our other product candidates, our ability to generate revenues from such product candidates will depend on our success in:

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

We are developing off-the-shelf cell therapies by differentiating engineered iPSC into beta islet cells, NK cells, T cells or other immune cells for the treatment of T1D, autoimmune diseases and oncology indications. While we believe our genetically engineered immune effector cell therapies derived from iPSC are highly differentiated, a number of companies are currently focused on the development of cellular immunotherapies for the treatment of T1D, cancer and autoimmune diseases. In addition, because reprogramming technology and gene editing technology are available on a non-exclusive basis, the number of companies developing iPSC-derived products and products using gene-editing technology is expected to increase, which will increase competitive pressure on us. Moreover, the reprogramming technology licensed to us from FCDI and the gene-editing technology licensed to us from Inscripta, Inc. are each licensed to us on a non-exclusive basis, and therefore third parties may obtain licenses to the same technology to compete with us.

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

Other emerging biopharmaceutical companies which can potentially develop competing cell therapy candidates to treat both cancer and autoimmune diseases include but are not limited to Adicet Bio, Allogene Therapeutics, Artiva Biotherapeutics, Caribou Biosciences, CRISPR Therapeutics, Fate Therapeutics, Nkarta Therapeutics, and Sana Biotechnology. Furthermore, companies pursuing the development of cell therapies in autoimmune diseases include but are not limited to Cabaletta Bio, Cartesian Therapeutics, and Kyverna Therapeutics. Companies pursuing cell-based or gene-edited beta cell replacement therapies for T1D include, among others, Vertex Pharmaceuticals, Sana Biotechnology, CRISPR Therapeutics, CellTrans, Sernova, and others.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales, and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive, or marketed and sold more effectively than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Because our lead programs are currently in IND-enabling development and have not yet entered company-sponsored clinical trials, our competitors may be further advanced in clinical development, which could enable them to generate clinical data, obtain regulatory approvals or establish commercial positions before we do. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. In the United States, the principal decisions about reimbursement for new therapies are typically made by Centers for Medicare and Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new therapy will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as cellular immunotherapy. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payors. In particular, there is no body of established practices and precedents for reimbursement of cellular immunotherapies, and it is difficult to predict what the regulatory authority or private payor will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. For additional information on coverage and reimbursement, see the section entitled “Business-Government Regulation-Healthcare Reform.”

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

Even if we receive marketing and regulatory approval for CNTY-813 or any of our other product candidates, regulatory authorities may still impose significant restrictions on the indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. CNTY-813 and our other product candidates will also be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a biologic. Any regulatory approvals that we receive for CNTY-813 or our other product candidates may also be subject to a risk evaluation and mitigation strategy, or REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the quality, safety, and efficacy of the product, all of which could lead to lower sales volume and revenue. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we or our contractors fail to comply with applicable regulatory requirements following approval, if granted, of CNTY-813 or our other product candidates, a regulatory authority may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize CNTY-813 or our other product candidates, if approved, and adversely affect our business, financial condition, results of operations, and prospects.

Even if we receive marketing approval for CNTY-813 or our other product candidates, we may not achieve broad market acceptance.

The commercial success of CNTY-813 or our other product candidates, if developed and approved for marketing by the FDA or comparable foreign regulatory authority, will depend upon the awareness and acceptance of CNTY-813 or such other product candidate among the medical community, including physicians, patients, advocacy groups, and healthcare payors. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

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

If CNTY-813 or any of our other product candidates are approved but do not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue to become or remain profitable and our business, financial condition, and results of operations could be materially adversely affected. Our efforts to educate the medical community and third-party payors about the benefits of CNTY-813 and our other product candidates may require significant resources and may never be successful.

Even if we receive marketing approval for CNTY-8131 or our other product candidates in the United States, we may never receive regulatory approval to market CNTY-813 or our other product candidates outside of the United States.

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

We may be unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell CNTY-813 or our other product candidates, if approved.

We currently do not have a commercial infrastructure for the marketing, sale, and distribution of CNTY-101, or our other product candidates. If CNTY-813 or our other product candidates receive marketing approval, we intend to commercialize such product candidates in the United States and potentially in other geographies. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. Should we decide to move forward in developing our own marketing capabilities, we may incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of the FDA’s or comparable foreign regulatory authority’s requirements or for other reasons, we would incur these expenses prior to being able to realize any revenue from sales of CNTY-813 and our other product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing CNTY-8131 or our other product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize CNTY-813 or our other product candidates, if approved, in the United States or elsewhere, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, and prospects.

If the market opportunities for our product candidates for which we receive marketing approval are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

We focus our research and product development on iPSC-derived beta islet cell replacement therapies engineered with our proprietary Allo-Evasion™ 5.0 technology for the treatment of T1D, and on differentiating engineered iPSCs into NK cells, T cells, or other immune cells for the treatment of B-cell-mediated autoimmune diseases and, potentially, oncology indications.

T1D affects millions of people worldwide; however, the subset of patients who may be eligible for, or elect to receive, a cell-based beta islet replacement therapy may be significantly smaller than the overall diagnosed population. Adoption may be influenced by factors such as the invasiveness of the procedure, perceived risk profile, physician familiarity, availability of specialized treatment centers, cost and reimbursement, and the continued advancement of insulin delivery technologies and disease-modifying therapies.

Our projections of both the number of people who have T1D or B-cell-mediated autoimmune diseases, as well as the subset of people with these conditions who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of such diseases and conditions. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost, and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug and biologic pricing, and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, for which we receive marketing approval, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	the timing of IND-enabling studies, IND submissions and the initiation of future clinical trials, including potential delays resulting from manufacturing, regulatory or preclinical findings;
●	the timing and cost of, and level of investment in, research, development, regulatory approval, and commercialization activities relating to CNTY-813 and our other product candidates, which may change from time to time;
●	coverage and reimbursement policies with respect to CNTY-813 and our other product candidates, if approved, and potential future drugs or biologics that compete with our products;
●	the cost of manufacturing CNTY-813 and our other product candidates, which may vary depending on the quantity of production and the terms of our agreements with CMOs;
●	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates;
●	the level of demand for any approved products, which may vary significantly;
●	future accounting pronouncements or changes in our accounting policies; and
●	any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. In addition, because our current lead programs are in IND-enabling development and we do not have ongoing company-sponsored clinical trials, our operating results may be disproportionately affected by changes in the timing or scope of preclinical activities or strategic reprioritization decisions.

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

We are highly dependent upon our senior management, particularly Brent Pfeiffenberger, Pharm.D., our Chief Executive Officer, as well as our senior scientists and other members of our executive team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials, or the commercialization of CNTY-813 and our other product candidates. In addition, in July 2025, we implemented a reduction in force as part of a broader effort to reprioritize our pipeline and focus our resources. While we believe this restructuring better aligns our workforce with our strategic priorities, it may increase reliance on a smaller group of employees and may adversely affect employee morale, retention, and our ability to execute on our development plans. We have executed employment agreements or offer letters with each member of our senior management team, and these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

Our research and development programs, clinical operations, and potential future commercialization efforts depend on our ability to attract and retain highly skilled scientists, engineers, and sales professionals. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do, and any of our employees may terminate their employment with us at any time. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources, and potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

We will need to increase the size and capabilities of our organization, and we may experience difficulties in managing our growth.

As of March 1, 2026, we had [78] full-time employees. In July 2025, we implemented a reduction in force to align our workforce with our strategic reprioritization. As we advance CNTY-813 and CNTY-308 through IND-enabling studies and into clinical development, and potentially re-expand our operations in the future, we may need to selectively hire additional managerial, operational, financial, manufacturing, regulatory, and other personnel. Future growth changes in the size and scope of our organization will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;
●	managing our internal development efforts effectively, including additional clinical and FDA or other comparable authority review process for CNTY-813 and our other product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial, and management controls, reporting systems, and procedures.

Our future financial performance and our ability to commercialize CNTY-813 and our other product candidates, if approved, will depend, in part, on our ability to effectively manage any future changes in organizational scale, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these organizational transition activities. In addition, we expect to incur additional costs in hiring, training, and retaining such additional personnel.

If we are not able to effectively manage and, where necessary, expand or reconfigureour organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize CNTY-813 and our other product candidates and, accordingly, may not achieve our research, development, and commercialization goals.

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, and customers expose us to broadly applicable foreign, federal and state fraud and abuse, and other healthcare and privacy laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies conduct research, sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For additional information on coverage and reimbursement, see the section entitled “Business-Government Regulation-Healthcare laws and regulations.”

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

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations, or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products, and services could adversely affect our business, operations, and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our products and product candidates, if approved. The United States government, state legislatures, and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs and biologics. For additional information on coverage and reimbursement, see the section entitled “Business - Government Regulation - Healthcare reform”.

Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, CNTY-813 or any future product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would materially adversely affect our business, financial condition, and results of operations.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

We are required to maintain internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. This has required us to incur substantial additional professional fees and internal costs to expand our accounting and finance functions. If we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no product candidates that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. For example, we may be sued if CNTY-813 and our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing. or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability, and a breach of warranties. Claims may be brought against us by clinical trial participants, patients, or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our products;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants and inability to continue clinical trials;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing, or promotional restrictions;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants and inability to continue clinical trials;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing, or promotional restrictions;
●	significant negative financial impact;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize CNTY-813 or our other product candidates; and
●	a decline in our stock price.

We currently hold product liability coverage in an amount we consider reasonable. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of CNTY-813 or our other product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of CNTY-813 or our other product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may be unable to adequately protect our or our vendors’ information systems from cyberattacks or other incidents, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit, and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers, and clinical trial information. We and the third parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents or data breaches, such as cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities, as well as data breaches. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources. Despite our implementation of security measures, our internal computer systems, and those of our CROs, CMOs, information technology suppliers, and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks, and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures, and sophisticated cyber-attacks, including the theft, fraud, and subsequent misuse of employee credentials, attacks enhanced or facilitated by AI, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). Additionally, our security measures or those of our vendors could be breached as a result of employee theft, exfiltration, misuse, malfeasance, or unintentional events. A successful cyberattack or other data breach could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud, and other forms of cyber fraud, the deployment of harmful malware, ransomware, denial-of-service, social engineering fraud, or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack or breach could cause serious negative consequences for us, including, without limitation, breach notification(s) and other disclosure requirements, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss, and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, like others in our industry, we and our third-party vendors have from time-to-time experienced threats and security incidents that could affect our information or systems. We realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security incidents that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security incidents or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU and UK GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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

At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories - including health data, genetic data, and biospecimens - with persons affiliated with China, Russia, and other countries of concern. In addition, certain state laws govern privacy and security of personal information.

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

The EU GDPR and UK also regulate cross-border transfers of personal data. For example, the EU GDPR requires us to enter into an appropriate transfer mechanism and may require us to take additional steps to ensure an essentially equivalent level of data protection. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. Such restrictions may increase our obligations in relation to carrying out international transfers of personal data and cause us to incur additional expense and increased regulatory liabilities. Despite Brexit, the EU GDPR and UK GDPR remain largely aligned. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to the transfer mechanisms, as explained above. There may be further divergence in the future, including with regard to administrative burdens. The UK Government has introduced a Data Protection and Digital Information Bill to reform the UK data protection legal framework which failed in the UK legislative process. A new Data (Use and Access) Bill, or the UK Bill, has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the EC. Further, this may lead to additional compliance costs and could increase our overall risk and we will need to amend our processes and procedures to align with the new framework.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to the greater of four percent of worldwide turnover of the noncompliant company in the preceding financial year or €20.0 million (under EU GDPR) or £17.5 million (under UK GDPR), as applicable. The EU GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations. The EU GDPR and UK GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to such laws, and we may be required to put in place additional mechanisms to ensure compliance, including as implemented by individual countries. Compliance with the EU GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Given the early stage of development of our product candidates, our patent portfolio is similarly at a very early stage. If we do not obtain meaningful patent coverage for our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them, and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. To establish our proprietary position, we have filed patent applications in the United States and internationally related to our product candidates and have filed non-provisional and provisional patent applications on other aspects of our technology. However, United States provisional patent applications are not eligible to become issued patents unless and until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such United States provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to our technology and any proprietary products and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If any of our license agreements with FCDI are terminated, we could lose our rights to key components enabling our iPSC-derived allogeneic cell therapy platforms.

Our commercial success will depend in part on the maintenance of our license agreements. We are party to the Differentiation License, the Reprogramming License, and the Autoimmune License, together with the Reprogramming License and the Differentiation License, the FCDI Licenses. A critical aspect to manufacturing our product candidates involves the reprogramming of certain cells into iPSCs and the differentiation of iPSCs into immune cells. We utilize technology licensed from FCDI to reprogram cells to become iPSCs and to differentiate the iPSCs to generate different immune cell types including NK cells and T cells. By utilizing this licensed technology, we are currently capable of achieving fully functional iNK cells from iPSCs in approximately 30 days.

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

We may not be successful in obtaining or maintaining necessary intellectual property rights in the future for the development of CNTY-813 and our other product candidates.

We may in the future enter into additional license agreements with third parties for other intellectual property rights or assets to advance our research or allow commercialization of CNTY-813 and our other product candidates, and we cannot provide any assurances that third-party patents do not exist which might be enforced against CNTY-813 and our other product candidates in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive or may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues, the resolution of which could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement;
●	whether and the extent to which our technology and processes infringe, misappropriate, or otherwise violate intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patents and other intellectual property rights to third parties;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of CNTY-813 and our other product candidates, and what activities satisfy those diligence obligations;
●	our right to transfer or assign the license; and
●	the ownership of inventions, know-how, and other intellectual property resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Our commercial success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary technologies, including patent protection and trade secret protection for CNTY-813 and our other product candidates, proprietary technologies and their uses as well as our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of others. If we are unable to obtain, maintain, protect, or enforce our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed, which could have a material adverse impact on our business, results of operations, financial conditions, and prospects. Although we have filed patent applications with respect to CNTY-813 and other aspects of our product technology, our patent portfolio is in an earlier stage of prosecution. We own few issued patents related to some of our product candidates. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents are issued from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, misappropriated, violated, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our intellectual property and proprietary rights is uncertain. Only limited protection may be available and may not adequately obtain, maintain, protect, and enforce our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly obtain, maintain, protect, and enforce the intellectual property rights relating to CNTY-813 and our other product candidates could have a material adverse effect on our financial condition and results of operations.

We cannot be certain that the claims in our pending patent applications will be considered patentable by the USPTO courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that claims that may ultimately issue from our patent applications will not be found invalid or unenforceable if challenged. If we are unable to obtain or maintain patent protection with respect to our product candidates, our business, financial condition, results of operations, and prospects could be materially harmed.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting CNTY-813 and our other product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	patent applications may not result in any patents being issued;
●	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use, and sell CNTY-813 and our other product candidates;

●	there may be significant pressure on the United States government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether CNTY-813 and our other product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing, misappropriating, or violating manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may not cover CNTY-813 and our other product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter parties review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize CNTY-813 and our other product candidates and compete directly with us, without payment to us. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our or our licensors’ ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of CNTY-813 and our other product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.

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

As a licensee of third parties, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering CNTY-813 and our other product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, and selling competing products.

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

If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market, and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of licensed and acquired technologies into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license, or market and sell CNTY-813 and our other product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to develop products that are similar to CNTY-813 and our other product candidates but that are not covered by the claims of the patents that we own or license;
●	we or our licensors or predecessors might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;
●	we or our licensors or predecessors might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating, or otherwise violating our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

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

Our commercial success depends in part on avoiding infringement, misappropriation, or other violation of the patents, intellectual property, or proprietary rights of third parties. However, our research, development, and commercialization activities may be subject to claims that we infringe, misappropriate, or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or other intellectual property or proprietary rights that could limit our ability to make, use, sell, offer for sale, or import CNTY-813 or our other product candidates that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings, and PGR proceedings before the USPTO and/or foreign patent offices. Numerous third-party United States and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates, including patents and patent applications held by our competitors. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of CNTY-813 and our other product candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that CNTY-813 and our other product candidates may be subject to claims of infringement, misappropriation, or other violation of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of CNTY-813 and our other product candidates, and we cannot be certain that we were the first to file a patent application related to CNTY-813 and our other product candidates. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that CNTY-813 and our other product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon, misappropriates, or otherwise violates these patents. Any claims asserted by third parties would be time-consuming and could:

●	result in costly litigation that may cause negative publicity;
●	divert the time and attention of our technical personnel and management;
●	cause development delays;

●	prevent us from commercializing CNTY-813 and our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
●	subject us to significant liability to third parties; or
●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

Third parties may hold intellectual property or proprietary rights that could prevent CNTY-813 and our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to CNTY-813 and our other product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop CNTY-813 and our other product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign CNTY-813 and our other product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing CNTY-813 and our other product candidates, which could harm our business, financial condition, and operating results.

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

The field of gene-editing, especially in the area of CRISPR technology, is still in its infancy, and few products have reached the market. Further, the ownership of intellectual property rights relating to CRISPR technology is not fully established. Accordingly, we may not be able to secure all the necessary rights to practice the technology. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and proceedings relating to intellectual property and proprietary rights in the future. Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biopharmaceutical and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights relating to CRISPR. For example, certain patents are currently subject to Interference Proceedings before the USPTO and Opposition Proceedings before the European Patent Office, or EPO. It is uncertain when and how the USPTO, as well as the EPO, will decide in the various proceedings, and the decisions of the respective patent offices may significantly affect the scope or may deny the validity of the respective patents involved in these proceedings. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to CRISPR technology and any product candidates we may develop. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. If we are unable to prove that these patents are invalid or unenforceable or not infringed and we are not able to obtain or maintain a license on commercially reasonable terms, or at all, such third parties could potentially assert infringement claims against us, which could have a material adverse effect on the conduct of our business. If we are found to infringe, misappropriate, or violate such third-party patents, we and our partners may be required to pay damages, cease commercialization of the infringing technology, including our use of gene-editing technology, or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe, misappropriate, or violate our intellectual property rights or those of our licensors. To prevent infringement, misappropriation, violation, or unauthorized use, we and/or our licensors may be required to file claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at CNTY-813 and our other product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Changes in United States patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect CNTY-813 and our other product candidates.

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

Patent terms may be inadequate to protect our competitive position on CNTY-813 and our other product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering CNTY-813 and our other product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing, and regulatory review of product candidates, patents protecting CNTY-813 and our other product candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for CNTY-813 and our other product candidates, our business may be materially harmed.

Depending upon the timing, duration, and specifics of FDA marketing approval of CNTY-813 and our other product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply prior to expiration of relevant patents or otherwise failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines or failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, we may be reliant on third-party licensors and collaborators in applying for such patent term extensions and we may not be able to obtain their cooperation. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of CNTY-813 and our other product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

Our stock price has been volatile since our initial public offering. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by those factors discussed in this “Risk factors” section and many others, including:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	the timing, progress and results of IND-enabling studies for CNTY-813 and CNTY-308, IND submissions and regulatory feedback, and the initiation and results of any future clinical trials;
●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for their use, or changes or delays in the regulatory review process;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;
●	the success or failure of our efforts to acquire, license, or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	manufacturing, supply, or distribution delays or shortages;
●	any changes to our relationship with FCDI, any manufacturers, suppliers, licensors, future collaborators, or other strategic partners;
●	our ability to successfully advance our product candidates into and through clinical development and, if approved, achieve commercial sales and profitability; variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	general economic, industry, and market conditions, or other events or factors, many of which are beyond our control;
●	additions or departures of key personnel; and
●	intellectual property, product liability, or other litigation against us.

In addition, our strategic reprioritization, including the discontinuation of certain company-sponsored clinical trials and workforce reductions, may contribute to increased volatility in our stock price as investors reassess our development timelines, capital requirements and prospects. Because our lead programs are currently in IND-enabling development and we do not have ongoing company-sponsored clinical trials, our stock price may be particularly sensitive to preclinical data announcements, regulatory interactions and other early-stage development milestones. In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may remain an emerging growth company until December 31, 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to such date. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. The reduced disclosure and other requirements that we may take advantage of include:

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

We are also a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form

10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market LLC, or Nasdaq, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company or a smaller reporting company with less than $100.0 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We could be an emerging growth company for up to five years. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

At Century Therapeutics, we recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of Company information. We have implemented a cybersecurity program in accordance with our risk profile and business that is informed by recognized industry standards and frameworks, and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework.

Our cybersecurity risk management program includes multiple components, including information security assessments, penetration testing, response and vulnerability assessments, that are conducted periodically by both internal and external resources. We also conduct employee training and leverage third-party security tools, including but not limited to access controls, threat monitoring, and endpoint protection and response. We maintain a security operations center operated by a third party that collects cybersecurity threat data from multiple internal and external sources and determines if activity is potentially suspicious or malicious. We are in the process of developing and implementing additional cybersecurity policies and procedures.

We take a risk-based approach to the evaluation of third-party vendors, and apply mitigations and processes based on the nature of the data accessed by the vendor. Currently, we review System and Organization Controls reports from vendors who have access to financial reporting information, and we are in the process of developing additional vendor risk management policies and procedures.

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

Cybersecurity Governance

Our Head of Information Technology is responsible for the strategic leadership and direction of the Company’s cybersecurity management. The individual currently serving as the Head of Information Technology has over 20 years of experience working in information technology. The Head of Information Technology receives cybersecurity alerts from the Company’s third-party security operations center, and provides periodic updates to the Company’s executive committee, which includes the Company’s Chief Executive Officer, and Principal Financial Officer.

The Head of Information Technology also provides updates to the Audit Committee of the board of directors approximately on a quarterly basis. The Audit Committee, pursuant to its charter, reviews significant existing and emerging cybersecurity risks, including material cybersecurity incidents if any, the impact on the Company and its stockholders of any significant cybersecurity incident and any disclosure obligations arising from any such incidents.

ITEM 2. PROPERTIES

Our principal executive offices are located in Philadelphia, Pennsylvania. We operate in two office and laboratory spaces in Philadelphia pursuant to leases that expire in October 2031 and March 2034. Additionally, we entered into the Watertown lease for office and laboratory space that commenced in February, 2026 and expires in January, 2031. We also have a 53,000 square foot cell therapy manufacturing facility in Branchburg, New Jersey pursuant to a lease expiring in February 2037.

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

Holders

As of February 28, 2026, we had approximately 72 record holders of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously reported on a Current Report on Form 8-K.

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

Overview

We are a biotechnology company harnessing the power of allogeneic pluripotent stem cell therapies to develop potentially curative cell therapy products for autoimmune diseases, including T1D, and cancer. Our beta islet, T cell and NK cell programs are allogeneic, meaning they are derived from healthy donors for use in any patient, rather than being sourced from an individual for their own specific use, as is the case with autologous T cells. As a result, we believe such “off-the-shelf" therapies have the potential to overcome the limitations of first-generation cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. What we believe further sets us apart from other allogeneic approaches is our focus on iPSCs which possess the unique ability to self-renew indefinitely and differentiate into any cell type, enabling virtually unlimited genetic editing, consistent reproducibility, and scalable manufacturing. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

●	Industry-leading iPSCs and differentiation know-how to generate fully functional mature cells from iPSCs, or iPSC-derived cells;
●	CRISPR mediated precision gene editing that allows us to incorporate multiple transgenes and disrupt target genes intended to optimize cell product performance;
●	Our proprietary Allo-Evasion™ technology intended to prevent rejection of our cell products by the host immune system, enabling the potential for persistence and re-dosing of therapy; and
●	Cutting-edge manufacturing capabilities intended to drive scale advantages and reduce cost of goods sold, or COGs, while minimizing product development and supply risk.

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of cell types we can generate from iPSCs, including iPSC-derived beta islet cells, iPSC-derived CD4+ and CD8+ ab T cells, or ab iT cells, and iPSC- natural killer cells, or iNK cells. We believe this capability enables optimal matching of cell characteristics to disease indication, ensuring we target the right cell for the right indication.

Our vision is to become a premier, fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from T1D, autoimmune diseases and cancers. To achieve our vision, our world-class team is applying its decades of collective experience in cell therapy and drug development, manufacturing, and commercialization.

In November 2025, we announced our plans to develop a beta islet program, CNTY-813, for T1D. We are leveraging our deep expertise in selective iPSC differentiation to advance this program, engineered with Allo-Evasion™ 5.0, toward clinical evaluation subject to regulatory clearance. We have moved CNTY-813 into IND-enabling studies and anticipate submission of an IND application as early as 2026.

We also continue to make progress with IND-enabling studies for CNTY-308, a CD19-targeted CD4+CD8+ ab CAR-iT cell therapy functionally comparable to primary T cells and engineered with Allo-Evasion™ 5.0. CNTY-308 is being developed as a potential treatment for B-cell-mediated diseases. Following successful completion of these IND-enabling studies, and the receipt of requisite regulatory authorization, we expect to initiate clinical studies in 2026.

In November 2025, we announced that we will prioritize clinical development activities for CNTY-101, a CAR-iNK cell therapy with six precision gene edits, in CARAMEL, a Phase 1/2 IST, which is currently enrolling and dosing patients living with B-cell-mediated autoimmune diseases, led by Professors Georg Schett and Andreas Mackensen and sponsored by the Friedrich-Alexander University Erlangen-Nürnberg. Investigators of the CARAMEL IST presented initial data in December 2025.

In January 2026, we entered into a securities purchase agreement with certain institutional accredited investors, or the 2026 Investors, pursuant to which we issued and sold to the 2026 Investors in a private placement (a) (i) 92,030,595 shares of common stock, (ii) pre-funded warrants to purchase 25,360,704 shares of common stock, or the Pre-Funded Warrants and (b) warrants to purchase 58,695,648 shares of common stock or Pre-Funded Warrants in lieu thereof, or the Common Warrants, together with the Pre-Funded Warrants, the “Warrants” at a purchase price of $1.15 per share and accompanying Common Warrant to purchase 0.5 shares of common stock or Pre-Funded Warrant and a purchase price of $1.1499 per Pre-Funded Warrant and accompanying Common Warrant to purchase 0.5 shares of common stock or Pre-Funded Warrant, or the 2026 Private Placement.

Based on our current business plans, we believe our cash, cash equivalents and investments as of December 31, 2025 of $117.1 million, and the additional $126.7 million we received as net proceeds from our 2026 private placement, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the first quarter of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:continue to advance our iPSC cell therapy platforms;

●	continue to advance our iPSC cell therapy platforms;
●	progress preclinical and clinical development of our product candidates;
●	seek to discover and develop additional product candidates;
●	expand and validate our own clinical-scale cGMP facilities;
●	seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;
●	continue to incur costs associated with operating as a public company;
●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts; and

●	increase our employee headcount and related expenses to support these activities.

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

License and collaboration agreements

Bristol-Myers Squibb

On January 7, 2022, we entered into the Collaboration Agreement with Bristol-Myers Squibb to collaborate on the research, development and commercialization of induced pluripotent stem cell derived, engineered natural killer cell and/or gamma delta T cell programs for hematologic malignancies, initially focused on acute myeloid leukemia, and multiple myeloma.

Under the terms of the Collaboration Agreement, Bristol-Myers Squibb made a non-refundable, upfront cash payment of $100.0 million and purchased 2,160,760 shares of our common stock at a price per share of $23.14, for an aggregate purchase price of $50.0 million.

Following an internal corporate portfolio prioritization process, Bristol-Myers Squibb notified the Company on December 12, 2024 that it would be terminating the Collaboration Agreement in its entirety without cause. The termination was effective as of March 12, 2025.

Fujifilm Cellular Dynamics, Inc.

On September 18, 2018, we entered into the Differentiation License with FCDI. The Differentiation License, as amended, provides us with an exclusive license under certain patents and know-how related to human iPSC consisting of cells that are or are modifications of NK cells, T cells, dendritic cells and macrophages derived from human iPSC. In consideration for the Differentiation License, FCDI received 2,980,803 shares of common stock in connection with the Reorganization.

Also on September 18, 2018, we entered into the Reprogramming License with FCDI. The Reprogramming License, as amended, provides us with a non-exclusive license under certain patents and know-how related to the reprogramming of human somatic cells to iPSCs and provide us access to iPSC lines for clinical use. Under the Reprogramming License, we are required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization in the low single digits. In connection with the Reprogramming License, we entered into the FCDI Collaboration Agreement with FCDI on October 21, 2019, pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan.

Under the FCDI Collaboration Agreement, FCDI provides certain services to us to develop and manufacture iPSCs and immune cells derived therefrom. Under the terms of the FCDI Collaboration Agreement, as amended, FCDI will provide services in accordance with the approved research plan and related research budget. The initial research plan covers the period from the date of execution of the FCDI Collaboration Agreement through March 31, 2022. On July 29, 2022 we amended the FCDI Collaboration Agreement to extend the term through September 30, 2025.

On January 7, 2022, we and FCDI entered into the Letter Agreement, which amends each of the FCDI Agreements as further discussed in Note 16 to our consolidated financial statements. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we agreed to pay to FCDI (i) an upfront payment of $10.0 million, (ii) a percentage of any milestone payments received by us under the FCDI Collaboration Agreement, in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the FCDI Collaboration Agreement in respect of sales of products in Japan.

On September 22, 2023, we entered into the Autoimmune License with FCDI, whereby FCDI will grant non-exclusive licenses to us for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases. Under the terms of the Autoimmune License, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with the Autoimmune License. In addition, on September 22, 2023, we and FCDI amended the Reprogramming License, Differentiation License and the FCDI Collaboration Agreement to expand our existing license related to the development and commercialization of iPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases.

During the years ended December 31, 2025 and 2024, we made payments of $2.0 million and $7.4 million and incurred research and development expenses of $0.9 million and $6.3 million, in-process research and development expenses of $0 and $0.5 million and legal fees of $0.1 million and $0.1 million, respectively, related to the FCDI Agreements. The legal fees are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

iCell and Distributed Bio

We also have entered into a sublicense agreement with iCell Inc. and a master services agreement with Distributed Bio, Inc. See Note 9 to our consolidated financial statements.

Catalent Dusseldorf GmbH

On December 12, 2022, Clade entered into a non-exclusive license agreement with Catalent Dusseldorf GmbH, or Catalent, pursuant to which Catalent granted Clade a worldwide, non-exclusive, non-transferrable, royalty-bearing license under all rights owned or controlled by Catalent to one of its GMP-grade iPSC cell lines derived from human cord blood CD34+ cells, to develop, have developed, make, have made, use, have used, sell, offer for sale, have sold, distribute, have distributed, import, have imported and otherwise exploit or have exploited cell therapy products. The license, or the Catalent License, permits the genetic modification of the licensed cell line and the development and commercialization of resulting cell therapy products for any indication. We have a right to use the Catalent License as a result of our acquisition of Clade.

Under the Catalent License, we may grant sublicenses to third parties to develop, manufacture and commercialize resulting products, but we may not sublicense the original cell line itself. Catalent retains ownership of the original cell line, and we own the modified cells and resulting products that we make from the original cell line, subject to certain restrictions and limited rights granted back to Catalent.

In consideration for the rights granted, Clade paid Catalent an upfront fee. We are also required to pay certain product-by-product milestone payments upon the achievement of certain development and regulatory milestones up to an aggregate of $20.43 million. We additionally agreed to pay royalties equal to a low single digit percentage of net sales of each product during a defined royalty term, after which royalty term the license automatically becomes fully paid-up, perpetual, irrevocable and royalty-free. We also agreed to pay annual minimum fees during a defined period, with milestone payments and royalties paid in a calendar year creditable against the annual minimum fees payable for the same calendar year.

The agreement remains in effect until terminated and may be terminated by us for convenience upon prior written notice or by either party for material breach, subject to specified cure periods. Certain provisions, including payment obligations, indemnification obligations and confidentiality obligations, survive termination.

Components of operating results

Collaboration revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date were generated through our collaboration, option and license agreement with Bristol-Myers Squibb, which was terminated in March 2025. We recognized revenue over the expected performance period under this agreement. We expect that our revenue for the next several years will be derived primarily from any collaborations that we may enter into in the future. To date, we have not received any royalties under any of our existing and former collaboration agreements.

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

Impairment of long-lived assets

We review our amortizable long lived assets, consisting primarily of our lease related right of use assets and property and equipment, when impairment indicators are present by comparing the carrying values of the assets with their estimated future undiscounted cash flows. Should the carrying value of the long lived assets exceed the undiscounted cash flows, the Company calculates the fair value of the underlying long lived assets, utilizing a discounted cash flow approach, which is considered a level three fair value estimate.

We incurred $6.8 million in impairment in 2025 for a portion of the Company’s Philadelphia, PA headquarters. There were no impairment charges incurred in 2024.

Impairment of goodwill

The Company had no goodwill as of December 31, 2025, as the entire goodwill balance was fully impaired during the year ended December 31, 2024.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

Due to historical losses, we maintain a full valuation allowance against the unrealizable portion of our deferred tax assets. The main drivers of the tax provision during the year ends December 31, 2025 are state deferred taxes and 2024 federal and state provision-to-return adjustments and state tax revaluation of the deferred tax liability for the Clade IPR&D intangible.

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	Change

	(in thousands)
Collaboration revenue	$109,164	$6,589	$102,575
Operating expenses:
Research and development	95,667	107,244	(11,577)
General and administrative	24,003	33,155	(9,152)
Impairment of long-lived assets	6,763	—	6,763
Impairment of goodwill	—	4,327	(4,327)
Total operating expenses	126,433	144,726	(18,293)
Loss from operations	(17,269)	(138,137)	120,868
Other income (expense):
Interest income	7,346	13,007	(5,661)
Other income	275	354	(79)
Total other income	7,621	13,361	(5,740)
Loss before (benefit) provision for income taxes	(9,648)	(124,776)	115,128
(Benefit) provision for income taxes	(68)	1,790	(1,858)
Net loss	$(9,580)	$(126,566)	$116,986

Collaboration revenue

For the years ended December 31, 2025 and 2024, we recognized revenue of $109.2 million and $6.6 million under the Collaboration Agreement with Bristol-Myers Squibb, respectively. Revenue recognized under Collaboration Agreement fluctuated based on the amount and timing of expenses incurred under the agreement. See Notes 9 and 19 to our consolidated financial statements for additional information. The Collaboration Agreement was terminated in March 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the year ended December 31, 2025. There will be no future collaboration revenues recognized under this collaboration agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	Change

	(in thousands)
Personnel and related costs	$33,139	$42,398	$(9,259)
Facility and other allocated costs	22,118	22,485	(367)
Research and laboratory	36,371	30,655	5,716
Other	4,039	11,706	(7,667)
Total research and development expense	$95,667	$107,244	$(11,577)

Research and development expenses were $95.7 million and $107.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $11.6 million was primarily due to:

●	a decrease in personnel and related costs of $9.3 million due to a reduction in research and development staff.;

●	A decrease in other expense of $7.7 million was primarily driven by a decrease in collaboration costs due to the completion of the product candidate manufacturing campaign performed under our collaboration agreement with FCDI in 2024.
●	The above decreases were offset by an increase in research and laboratory costs of $5.7 million due to the progression of CALiPSO-1 and CNTY-308.

General and administrative expenses

General and administrative expenses were $24.0 million and $33.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $9.2 million was primarily the result of a decrease in legal fees associated with the Clade acquisition in 2024, a gain on lease modification of $1.4 million, a gain on the reduction of contingent consideration liability of $4.5 million, and a decrease in stock-based compensation of $3.4 million.

Impairment on long-lived assets and goodwill

Impairment on long-lived assets were $6.8 million and $0.0 million for the years ended December 31, 2025 and 2024, respectively. This increase was due to an impairment charge taken on a portion of the right of use lease asset at the Company’s Philadelphia headquarters.

On December 31, 2024, the Company performed its annual impairment test of goodwill, and based on the result this test, we recorded a goodwill impairment charge of $4.3 million to write off goodwill. There was no similar expense associated with the impairment of goodwill for the year ended December 31, 2025.

Interest income

Interest income was $7.3 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from public and private issuances and sales of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $793.0 million in net proceeds from the sales of our equity securities. As of December 31, 2025, we had cash, and cash equivalents of $61.9 million and investments of $55.3 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, and the additional $126.7 million we received as net proceeds from our 2026 private placement will be sufficient to fund our operating expenses and capital expenditures requirements into the first quarter of 2029. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $796.9 million as of December 31, 2025.

In July 2022, we entered into a Sales Agreement, with Cowen and Company, LLC or Cowen, under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150.0 million through Cowen as sales agent. In February of 2024, 4,084,502 shares of common stock were issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds. No shares were sold under the Sales Agreement in 2025.

In April 2024, we entered into a securities purchase agreement or, the 2024 Securities Purchase Agreement, with certain institutional accredited investors, or the 2024 Investors, pursuant to which we issued and sold to the 2024 Investors in a private placement an aggregate of 15,873,011 shares of common stock, or the Private

Placement Shares, at a price of $3.78 per share, or the 2024 Private Placement. We received aggregate gross proceeds from the 2024 Private Placement of approximately $60.0 million, before deducting placement agent fees and offering expenses.

In January 2026, we entered into a securities purchase agreement with certain institutional accredited investors, or the 2026 Investors, pursuant to which we issued and sold to the 2026 Investors in a private placement (a) (i) 92,030,595 shares of common stock, (ii) pre-funded warrants to purchase 25,360,704 shares of common stock, or the Pre-Funded Warrants and (b) warrants to purchase 58,695,648 shares of common stock or Pre-Funded Warrants in lieu thereof, or the Common Warrants, together with the Pre-Funded Warrants, the “Warrants” at a purchase price of $1.15 per share and accompanying Common Warrant to purchase 0.5 shares of common stock or Pre-Funded Warrant and a purchase price of $1.1499 per Pre-Funded Warrant and accompanying Common Warrant to purchase 0.5 shares of common stock or Pre-Funded Warrant, or the 2026 Private Placement.

We received net proceeds from the 2026 Private Placement, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $126.7 million.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended	Year ended
	December 31, 2025	December 31, 2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$(103,876)	$(110,135)
Investing activities	107,501	47,482
Financing activities	173	74,563
Net increase in cash, cash equivalents, and restricted cash	$3,798	$11,910

Operating activities

Net cash used in operating activities was $103.9 million and $110.1 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in operating activities during the year ended December 31, 2025 consisted primarily of a net loss of $9.6 million, offset by the impact of non-cash charges and the impact of the recognition of the remaining BMS revenues in 2025 of $109.2 million.

The non-cash charges of $20.3 million consisted primarily of $13.1 million for depreciation, stock-based compensation expense of $6.8 million, non-cash operating lease expense for $1.9 million and impairment of long-lived asset of $6.8 million. These charges were offset by accretion of investments of $2.4 million, gain on reduction in lease liability due to lease termination of $1.4 million and change in fair value of contingent consideration liability of $4.5 million.

Net cash used in operating activities was $110.1 million for the year ended December 31, 2024. Net cash used in operating activities during the year ended December 31, 2024 consisted primarily of a net loss of $126.6 million. The non-cash charges of $25.7 million consisted primarily of $13.3 million for depreciation, stock-based compensation expense of $12.7 million, and impairment of goodwill of $4.3 million. These charges were offset by accretion of investments of $4.8 million and gain on contingent consideration liability of $1.4 million.

Investing activities

Cash provided by investing activities was $107.5 million and $47.5 million for the years ended December 31, 2025 and 2024, respectively. Cash provided by investing activities for the year ended December 31, 2025 consisted primarily of the sale of fixed maturity securities of $159.5 million, which was partially offset by purchases of fixed maturity securities of $51.2 million and acquisition of property and equipment of $0.8 million.

Cash provided by investing activities was $47.5 million for the year ended December 31, 2024. Cash provided by investing activities for the year ended December 31, 2024 consisted primarily of the sale of fixed maturity securities of $176.8 million, which was partially offset by purchases of fixed maturity securities of $119.5 million and acquisition of Clade for $9.6 million.

Financing activities

Cash provided by financing activities was $0.2 million and $74.6 million for the years ended December 31, 2025, and 2024, respectively. Cash provided by financing activities for the year ended December 31, 2025 was from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Cash provided by financing activities was $74.6 million for the year ended December 31, 2024 and consisted of $17.8 million from proceeds from our at-the-market capital raise, $56.6 million from proceeds from our 2024 Private Placement, and $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$7,340	$14,942	$15,709	$25,955	$63,946

Our lease in Watertown, MA commenced in January, 2026, and it will add approximately $7.3 million to our future operating lease commitments.

Other than as disclosed in the table above, the payment obligations under our license, collaboration, and acquisition and merger agreements as of December 31, 2025 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of December 31, 2025, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 9 “Commitments and contingencies” for additional information.

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

We are also a “smaller reporting company.”We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the last business day of the second fiscal quarter of such year. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Clinical trial costs are a component of research and development expenses. We expense costs for our clinical trial activities performed by third parties, including clinical research organizations and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. We use information it receives from internal personnel and external service providers to estimate the clinical trial costs incurred.

To date, we have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from our estimates, resulting in adjustments to expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations in future periods.

Impairment of long-lived assets

Our long-lived assets, including right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. The long-lived assets recoverability test is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If this test indicates that the carrying amount of the asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value.

Impairment of indefinite-lived intangible assets

We classify certain acquired in‑process research and development (“IPR&D”) assets as indefinite‑lived until the completion or abandonment of the associated development efforts. Indefinite‑lived intangible assets are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

The impairment test compares the carrying value of the indefinite‑lived intangible asset to its estimated fair value. If the carrying value exceeds fair value, an impairment charge is recognized equal to the excess.

We may first perform a qualitative assessment to evaluate whether it is more likely than not that the fair value of the asset is less than its carrying amount. If we determine that a quantitative impairment test is required, we estimate fair value using an income approach based on discounted cash flows. Significant assumptions used in the valuation include projected revenues, probability of regulatory approval, estimated development and commercialization timelines, market penetration, pricing, operating margins, terminal growth rates, and discount rates.

The estimation of fair value requires significant judgment and is sensitive to changes in key assumptions, particularly those related to regulatory approval, competitive dynamics, and the timing and amount of future cash flows. Changes in these assumptions could result in an impairment charge in future periods.

During the year ended December 31, 2025, we performed our annual impairment test for our indefinite‑lived intangible assets and determined that no impairment was required. However, adverse changes in clinical trial results, regulatory outcomes, or market conditions could result in future impairment charges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate and liquidity risk

We had cash, cash equivalents, and restricted cash of $65 million as of December 31, 2025, which consisted of bank deposits and money market funds. We also had investments of $55.3 million as of December 31, 2025. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Century Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 12, 2026

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets

Current assets
Cash and cash equivalents	$61,853	$58,441
Short-term investments	55,261	130,851
Prepaid expenses and other current assets	3,655	4,759
Total current assets	120,769	194,051

Property and equipment, net	50,026	62,141
Operating lease right-of-use assets	16,139	28,706
Restricted cash	2,359	2,772
Long-term investments	—	30,818
Intangible assets	34,200	34,200
Security deposits and non-current assets	211	528
Total assets	$223,704	$353,216

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$4,773	$3,075
Accrued expenses and other liabilities	11,676	17,461
Contingent consideration liability, short-term	3,757	—
Deposit liability	20	82
Deferred revenue, current	—	109,164
Total current liabilities	20,226	129,782

Operating lease liability, long term	40,241	48,960
Contingent consideration liability	—	8,738
Deferred tax liability	4,301	4,374

Total liabilities	64,768	191,854

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $ 0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectivel	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; and 87,519,096 and 85,836,429 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	950,814	943,366
Accumulated deficit	(791,917)	(782,337)
Accumulated other comprehensive Income	30	324
Total stockholders’ equity	158,936	161,362
Total liabilities and stockholders’ equity	$223,704	$353,216

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024

Collaboration revenue	$109,164	$6,589

Operating expenses
Research and development	95,667	107,244
General and administrative	24,003	33,155
Impairment of long-lived assets	6,763	—
Impairment of goodwill	—	4,327
Total operating expenses	126,433	144,726

Loss from operations	(17,269)	(138,137)

Interest income	7,346	13,007
Other income	275	354
Total other income	7,621	13,361
Loss before (benefit) provision for income taxes	(9,648)	(124,776)
(Benefit) provision for income taxes	(68)	1,790
Net loss	$(9,580)	$(126,566)

Net loss per common share Basic and Diluted	(0.14)	(1.61)
Weighted average common shares outstanding Basic and Diluted	86,556,515	78,648,958

Other comprehensive loss
Net loss	$(9,580)	$(126,566)
Unrealized gain (loss) on investments	(294)	153
Foreign currency translation gain	—	63
Comprehensive loss	$(9,874)	$(126,350)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance, December 31, 2023	60,335,701	$6	$840,407	$(655,771)	108	$184,750
Issuance of common stock upon the exercise of stock options and 2021 ESPP	635,471	1	772	—	—	773
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	107,959	—	558	—	—	558
Vesting of restricted stock units	1,033,315	—	(635)	—	—	(635)
Issuance of common stock in connection with the acquisition of Clade (Note 3)	3,741,646	—	15,154	—	—	15,154
Issuance of common stock via ATM, net of underwriting discounts and commissions and other issuance costs	4,084,502	—	17,829	—	—	17,829
Issuance of common stock via PIPE, net of underwriting discounts and commissions and other issuance costs	15,873,101	2	56,593	—	—	56,595
Unrealized gain on investments	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	63	63
Stock based compensation	—	—	12,688	—	—	12,688
Net loss	—	—	—	(126,566)	—	(126,566)
Balance, December 31, 2024	85,836,429	$9	$943,366	$(782,337)	$324	$161,362
Issuance of common stock upon the exercise of stock options and 2021 ESPP	282,261	—	173	—	—	173
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	11,321	—	82	—	—	82
Vesting of restricted stock units	580,223	—	(94)	—	—	(94)
Issuance of common stock in connection with the acquisition of Clade (Note 3)	784,128	—	447	—	—	447
Unrealized loss on investments	—	—	—	—	(294)	(294)
Stock based compensation	—	—	6,840	—	—	6,840
Net loss	—	—	—	(9,580)	—	(9,580)
Balance, December 31, 2025	87,519,096	$9	$950,814	$(791,917)	$30	$158,936

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities
Net loss	$(9,580)	$(126,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,101	13,304
Non-cash operating lease expense (benefit)	1,912	(271)
Stock based compensation	6,840	12,688
Impairment	6,763	4,327
Accretion of investments	(2,357)	(4,812)
Change in fair value of contingent liabilities	(4,534)	(1,356)
Gain on reduction in lease liability due to lease termination	(1,395)	959
Deferred tax (benefit) expense	(73)	870
Change in operating assets and liabilities:
Prepaid expenses and other assets	2,342	543
Operating lease liability	(4,978)	(3,365)
Deferred revenue	(109,164)	(6,589)
Accounts payable	1,562	(1,469)
Accrued expenses and other liabilities	(4,315)	1,602
Net cash used in operating activities	(103,876)	(110,135)

Cash flows from investing activities
Acquisition of property and equipment	(848)	(154)
Acquisition of fixed maturity securities, available for sale	(51,174)	(119,548)
Sale of fixed maturity securities, available for sale	159,523	176,792
Acquisition of Clade Therapeutics, Inc., net of cash acquired	—	(9,608)
Net cash provided by investing activities	107,501	47,482

Cash flows from financing activities

Proceeds from issuance of common stock and ESPP	173	141
Proceeds from ATM, net of issuance costs	—	17,829
Proceeds from PIPE, net of issuance costs	—	56,593
Net cash provided by financing activities	173	74,563

Net increase in cash, cash equivalents, and restricted cash	3,798	11,910

Cash, cash equivalents and restricted cash, beginning of period	61,213	49,303

Cash, cash equivalents and restricted cash, end of period	$65,011	$61,213

Supplemental disclosure of cash and non-cash operating activities:
Reduction of ROU asset and lease liability due to non-cash lease modification	3,892	—
Cash paid for income tax	—	501
	$3,892	$501

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Equity to satisfy contingent liability	$447	$—
Stock issued in connection with the Acquisition	$—	$15,154
Landlord paid leasehold improvements	$—	$934

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2025, the Company incurred a net loss of $9.6 and used $103.9 of cash from operations. Cash and cash equivalents and short and long-term investments were $117.1 at December 31, 2025. As further described in Note 18, the Company raised net proceeds of $126,700 in January, 2026. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of December 31, 2025 and 2024, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Cash and cash equivalents

Management considers all highly liquid investments of three months or less to be cash equivalents.

Restricted cash

As of December 31, 2025 and 2024, the Company had $3,158 and $2,772, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$61,853	$58,441
Restricted cash	2,359	2,772
Restricted cash included in prepaid and other current assets	799	—
Cash, cash equivalents, and restricted cash	$65,011	$61,213

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

Stock-based compensation

Employees, consultants and members of the board of directors of the Company have received stock options and restricted stock of the Company. The Company recognizes the cost of the stock-based compensation incurred as its employees and board members vest in the awards. The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) to determine the fair value of options granted. The Company’s stock-based awards are subject to service-based vesting conditions and performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.

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

Warrants

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Through December 31,2025, the Company’s warrants were issued are in connection with its long-term debt and in connection with services provided by consultants, and are equity classified on the accompanying consolidated balance sheets. Equity classified warrants are accounted for at fair value on the issuance date, using Black-Scholes, with no changes in fair value recognized after the issuance date. As further described in Note 18, the Company issued warrants in connection with a Private Placement in January, 2026.

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

Basic and diluted net loss per common share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company computes diluted net loss per common share by dividing the net loss applicable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items are anti-dilutive during periods of net loss, there were no differences between the Company’s basic and diluted net loss per common share for the years ended December 31, 2025 and 2024.

Early exercised options

The Company allowed certain of its employees and its consultants to exercise options granted under the 2018 Plan (Note 14) prior to vesting and prior to its IPO. The shares related to early exercised stock options are subject to the Company’s repurchase right upon termination of employment or services at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore, the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying consolidated balance sheets or the consolidated statements of changes in stockholders’ equity until the awards vest. The deposits received are initially recorded in deposit liability. The liabilities are reclassified to common stock and additional paid-in-capital as the repurchase right lapses. At December 31, 2025 and 2024, there was $0 and $82, respectively, recorded in deposit liability related to shares held by employees and nonemployees that were subject to repurchase.

All shares that were early exercised by the executives of the Company are considered legally issued, however, for accounting purposes, only vested shares are considered issued. Below is a reconciliation of shares issued and outstanding:

	December 31, 2025	December 31, 2024
Total shares legally outstanding	87,519,096	85,872,571
Less: unvested early exercised shares	—	(11,321)
Less: unvested restricted stock awards (Note 13)	—	(24,821)
Total shares issued and outstanding	87,519,096	85,836,429

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2025, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers. When an agreement falls under the scope of other standards, such as ASC Topic 808, Collaborative Arrangements (“ASC 808”), the Company will apply the recognition, measurement, presentation, and disclosure guidance in ASC 606 to the performance obligations in the agreements if those performance obligations are with a customer. Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations.

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

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration consists of our future obligation owed to shareholders of Clade and Gadeta and includes contingent milestone payments, earn-out obligation, and indemnification obligations. Acquisition-related contingent consideration was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss within general and administrative expense.

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

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If the carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the year ended December 31, 2025, there were no impairment charges on the Company’s indefinite-lived intangible assets. For further discussion of identified intangible assets, see “Note 3 – Business Combination”.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company retrospectively adopted this new ASU and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

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

The Company recognized $895 of acquisition-related costs during the year ended December 31, 2024, which were expensed as incurred in the consolidated statement of operations. No such expenses were recorded during the twelve months ended December 31, 2025.

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

Note 4—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of December 31, 2025, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$58,030	—	—	$58,030
U.S. Treasury	—	4,606	—	4,606
Corporate bonds	—	50,655	—	50,655
Total	$58,030	$55,261	$—	$113,291
Liabilities:
Contingent consideration	—	—	3,757	3,757
Total	$—	$—	$3,757	$3,757

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

There were no transfers between levels during the years ended December 31, 2025 and 2024. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2025:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$4,604	$2	$(0)	$4,606
Corporate bonds	50,578	83	(6)	50,655
Total	$55,182	$85	$(6)	$55,261

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2024:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$29,898	$97	$(1)	$29,994
Corporate bonds	131,395	316	(36)	131,675
Total	$161,293	$413	$(37)	$161,669

The following table provides the maturities of the Company’s fixed maturity available-for-sale securities:

	December 31, 2025	December 31, 2024
Less than one year	$55,261	$130,851
One to five years	—	30,818
	$55,261	$161,669

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

As of December 31, 2025 and December 31, 2024, the Company had 17 and 27 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bond approaches maturity.

As of December 31, 2025 and December 31, 2024, accrued interest on available-for-sale investment debt securities totaling $393 and $1,254, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a roll forward of the components of the Company’s contingent consideration as of December 31,2025 (see Note 9 – Commitments and contingencies):

	Gadeta	Holdback Shares	Milestone	Total
Balance as of December 31, 2024	$413	625	$7,700	$8,738
Changes in fair value	(413)	(178)	(3,943)	(4,534)
Issuance of common stock in connection with the acquisition of Clade	-	(447)		(447)
Balance as of December 31, 2025	$-	$-	$3,757	$3,757

The following is a roll forward of the components of the Company’s contingent consideration as of December 31,2024:

	Gadeta	Holdback Shares	Milestone	Total
Balance as of April 11, 2024	$372	$2,588	$7,134	$10,094
Changes in fair value	41	(1,963)	566	(1,356)
Balance as of December 31, 2024	$413	$625	$7,700	$8,738

The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of December 31, 2024 and December 31, 2025.

	December 31, 2024	December 31, 2025
Gadeta Earnout:
Probability adjusted value of payment	$1,060	$-
Discount rate	12.4%	-
Discount period (years)	8.1	-

Holdback Shares
Closing stock price on valuation date	$1.01	$-
Discount for lack of marketability	$(0.22)	$-

Clade Milestone:
Probability adjusted value of payments	$9,000	$4,000
Discount rate	10.3%	11.2%
Discount period (years)	1.5	0.5

Note 5—Prepaid expenses and other current assets

The following is a summary of prepaid expenses and other current assets:

	December 31, 2025	December 31, 2024
Research and development	$297	$340
Insurance	520	524
Software licenses and other	937	860
Prepaid clinical trial	—	1,009
Income tax receivable	274	266
Warranties	127	506
Accrued interest receivable	393	1,254
Restricted cash	799	—
Security deposit	308	—
Total prepaid expenses and other current assets	$3,655	$4,759

Note 6—Property and equipment, net

The following is a summary of property and equipment, net:

	December 31, 2025	December 31, 2024
Lab equipment	$32,695	$32,385
Leasehold improvements	61,647	61,577
Construction in progress	105	97
Computer software and equipment	2,958	2,919
Furniture and fixtures	1,221	1,221
Total	98,626	98,199
Less: Accumulated depreciation	(48,600)	(36,058)
Property and equipment, net	$50,026	$62,141

Depreciation expense was $13,101 and $13,304 for the years ended December 31, 2025 and 2024, respectively.

Note 7—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	December 31, 2025	December 31, 2024
Payroll and bonuses	$4,632	$7,703
Accrued clinical trial related costs	2,125	2,196
Professional and legal fees	1,595	2,617
Operating lease liability, current	3,324	4,870
Other	—	75
Total accrued expenses and other liabilities	$11,676	$17,461

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

The total transaction price of $123,187 was allocated to the performance obligations based on their estimated standalone selling price on January 7, 2022. The stand-alone selling price of the research and development services was estimated using the expected cost-plus margin approach, and the stand-alone selling price of the License Options was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand, and future revenue potential using an adjusted market approach. The allocated transaction price is recognized as revenue in one of two ways:

●	Research and development services: The Company recognized the portion of the transaction price allocated to each of the research and development performance obligations as the research and development services are provided, using an inputs method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to each research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
●	License option rights: The transaction price allocated to the license options rights, which were considered material rights to license and commercialize the underlying research and development target, were deferred until Bristol-Myers Squibb would have elected to exercise or not exercise its option or when the option to exercise expired.

Following an internal corporate portfolio prioritization process, Bristol-Myers Squibb notified the Company on December 12, 2024 that it would be terminating the Collaboration Agreement in its entirety without cause. The termination was effective on March 12, 2025. As a result of the notice of termination, the Company concluded that the research and development services being provided to Bristol-Myers Squibb were substantially complete as of December 31, 2024, and accordingly, the remaining transaction price allocated to that performance obligation was recorded in the fourth quarter of 2024. The remaining transaction price related to the license option rights, which represented a material right of $109,164 was recognized in the first quarter of 2025 when the option right expired upon the termination of the Collaboration Agreement. There will be no future collaboration revenues recognized under the Collaboration Agreement.

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

The Company had $0 within accounts payable as of December 31, 2025 and $65 within accrued liabilities as of December 31, 2024, in its consolidated balance sheets related to the Master Service Agreement. During the year ended December 31, 2025 and 2024, there were $0 and $65 in research and development expenses, respectively.

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

Catalent Dusseldorf GmbH

On December 12, 2022, Clade entered into a non-exclusive license agreement with Catalent Dusseldorf GmbH, or Catalent, pursuant to which Catalent granted Clade a worldwide, non-exclusive, non-transferrable, royalty-bearing license under all rights owned or controlled by Catalent to one of its GMP-grade iPSC cell lines derived from human cord blood CD34+ cells, to develop, have developed, make, have made, use, have used, sell, offer for sale, have sold, distribute, have distributed, import, have imported and otherwise exploit or have exploited cell therapy products. The license, or the Catalent License, permits the genetic modification of the licensed cell line and the development and commercialization of resulting cell therapy products for any indication. We have a right to use the Catalent License as a result of our acquisition of Clade.

Under the Catalent License, we may grant sublicenses to third parties to develop, manufacture and commercialize resulting products, but we may not sublicense the original cell line itself. Catalent retains ownership of the original cell line, and we own the modified cells and resulting products that we make from the original cell line, subject to certain restrictions and limited rights granted back to Catalent.

In consideration for the rights granted, Clade paid Catalent an upfront fee. We are also required to pay certain product-by-product milestone payments upon the achievement of certain development and regulatory milestones up to an aggregate of $20,430 million. We additionally agreed to pay royalties equal to a low single digit percentage of net sales of each product during a defined royalty term, after which royalty term the license automatically becomes fully paid-up, perpetual, irrevocable and royalty-free. We also agreed to pay annual minimum fees during a defined period, with milestone payments and royalties paid in a calendar year creditable against the annual minimum fees payable for the same calendar year.

The agreement remains in effect until terminated and may be terminated by us for convenience upon prior written notice or by either party for material breach, subject to specified cure periods. Certain provisions, including payment obligations, indemnification obligations and confidentiality obligations, survive termination. During the years ended December 31, 2025 and 2024, no payments were made to Catalent.

Note 10—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $403 and $403 within security deposits and noncurrent assets in its consolidated balance sheets at December 31, 2025 and 2024, respectively. In September 2025, the Company executed a series of lease modifications with the same landlord that resulted in the early termination of its leases in Seattle, WA (“Seattle”) and Boston, MA (“Boston”). Concurrently, the Company entered into a new lease agreement in Watertown, MA (“Watertown”), set to begin upon the termination of the existing Boston lease. The Seattle lease is terminated on December 31, 2025, while the Boston lease is terminated on January 27, 2026, aligning with the commencement date of the new Watertown lease. As a result of the these lease modifications, the Company recorded a reduction of its right-of-use assets of $6,455 and lease liabilities totaling $7,850, which resulted in the recognition of a gain of $1,395 related to the Seattle lease which had previously been impaired.

The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases. Variable lease costs generally include common area maintenance and real estate taxes.

Following the reduction in force (“RIF”) that occurred in July 2025, the Company is planning to sublease part of its Philadelphia, PA headquarters location. The Company evaluated the right-of-use asset for impairment as a result of this change in strategy and recorded an impairment charge of $6,763 during the thirst quiarter of 2025.

The following table reflects the components of lease expense:

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Operating lease expense:
Fixed lease cost	$6,743	$6,791
Variable lease cost	2,726	2,598
Total operating lease expense	$9,469	$9,389

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		December 31,	December 31,
	Location in Balance Sheet	2025	2024

Operating lease right-of-use asset, net	Operating lease right-of-use assets	$16,139	$28,706
Operating lease liability, current	Accrued expenses and other liabilities	$3,324	$4,870
Operating lease liability, long-term	Operating lease liability, long-term	40,241	48,960
Total operating lease liability		$43,565	$53,830

The following table reflects supplement lease term and discount rate information related to leases:

	As of December 31, 2025	As of December 31, 2024
Weighted-average remaining lease terms - operating leases	7 Years	7.4 Years
Weighted-average discount rate - operating leases	10.2%	10.4%

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
Operating cash flows from operating leases	$(4,978)	$(3,365)

The following table reflects future minimum lease payments under noncancelable leases as of December 31, 2025:

Operating Leases
2026	$7,340
2027	7,377
2028	7,565
2029	7,756
2030	7,953
Thereafter	25,955
Total lease payments	63,946
Less: Imputed interest	(20,381)
Total	$43,565

The new Watertown lease commenced on January 27, 2026 and the future minimum lease payments under that arrangement are approximately $7,229.

Note 11—Income taxes

The components of net income (loss) before income tax expense are as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(9,692)	$(124,781)
Foreign	44	5
Loss before provision for income taxes	$(9,648)	$(124,776)

The components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024
Current expense:
Federal	$-	$400
State	-	705
Foreign	5	(185)
Total current expense:	5	920

Deferred (benefit) expense:
Federal	-	38
State	(73)	833
Foreign	-	(1)
Total deferred (benefit) expense:	(73)	870

Total income tax (benefit) expense	$(68)	$1,790

The reconciliation of the Company's statutory tax rate and effective tax rate is as follows:

	Year Ended December 31,		Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent

Loss before (benefit) provision for income taxes	$(9,648)		$(124,776)

Income at US statutory rate	(2,026)	21.0%	(26,158)	21.0%
State and local Income Taxes, net of federal benefit	(73)	0.8%	1,390	(1.1)%
Foreign Tax Effects:
Other foreign jurisdictions	(9)	0.1%	(187)	0.1%
Tax Credits:
Federal R&D Credits	(4,590)	47.6%	(3,632)	2.9%
Change in valuation allowance	7,121	(73.8)%	28,129	(22.5)%
Nontaxable or Nondeductible Items:
Section 162(m) compensation limitation	310	(3.2)%	358	(0.3)%
Contingent Consideration	(916)	9.5%	(285)	0.3%
Stock Compensation	19	(0.2)%	(102)	0.1%
Other	47	(0.4)%	1,243	(1.0)%
Other adjustments	49	(0.7)%	1,034	(1.0)%

Total (benefit) provision for income taxes	$(68)	0.7%	$$1,790	(1.5)%

The Company's effective tax rate includes the effects of state and local income taxes, net of the federal income tax benefit, which are primarily attributable to Pennsylvania, where the Company has significant business activities. Pennsylvania has higher effective tax rates compared to other jurisdictions where the Company operates, accounts for more than half of the Company's total state tax expense.

The components of the Company's deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$108,835	$61,112
Lease liability	12,796	15,826
Accrued expenses & other	20	9
Deferred revenue	-	32,298
Credits	23,454	18,869
Capitalized R&D expenses	50,812	67,475
Stock based compensation	8,258	8,119
Amortization	4,573	5,016
Total deferred tax assets	208,748	208,724
Valuation allowance	(197,809)	(192,229)
Net deferred tax assets	10,939	16,495
Deferred tax liability
Depreciation	(430)	(2,247)
Right-of-use asset	(4,741)	(8,393)
Intangible assets	(10,046)	(10,119)
Net unrealized losses	(23)	(110)
Total deferred tax liabilities	(15,240)	(20,869)
Net deferred tax liability	$(4,301)	$(4,374)

As of December 31, 2025, the Company had $348,768 of U.S. federal net operating loss carryforwards, which have an unlimited carryforward period. As of December 31, 2025, the Company had $273,398 of state net operating loss carryforwards, that begin to expire at various dates starting 2040. As of December 31, 2025, the Company had $196,623 thousand of city net operating loss carryforwards, that begin to expire at various dates starting 2042. As of December 31, 2025, the Company had $58,695 of Netherlands net operating loss carryforwards, that have an unlimited carryforward period.

As of December 31, 2025, the Company had $21.9 million of U.S. federal research and development tax credits that begin to expire in 2040. As of December 31, 2025, the Company had $2.0 million of state research and development tax credits that begin to expire at various dates from 2036 through 2038.

The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. The Company assesses the realizability of its deferred tax assets at each balance sheet date. In assessing the realization of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the projected future taxable income, expected reversal of existing deferred tax liabilities, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company determined that it is not more likely than not that its net deferred tax assets will be realized in the foreseeable future. As a result, the Company increased its valuation allowance by $5.6 million as of December 31, 2025.

The Company does not provide for U.S. Federal, state, and applicable foreign income and withholding taxes on the financial reporting basis over the tax basis of its foreign subsidiary investment because the Company has the intentations and ability to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. As a result, deferred taxes have not been recorded for the outside basis differences in its foreign subsidiary as of December 31, 2025 to the extent such differences are expected to result in future taxable income upon repatriation. The Company reviews its ability and intentions to indefinitely reinvest its foreign earnings at each balance sheet.

The future realization of the Company's net operating loss carryforwards and other tax attributes may also be limited by the change in ownership rules under the U.S. Internal Revenue Code Section 382. Under Section 382, if a corporation undergoes an ownership change (as defined), the corporation’s ability to utilize its net operating loss carryforwards and other tax attributes to offset income may be limited. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes.

The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Since there is complexity in some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. The calculation and assessment of the Company's income tax exposures generally involves the uncertainties in the application of complex tax laws and regulations for federal, state, and foreign jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon local tax examination including resolutions of any related appeals or litigation on the basis of the technical merits.

The Company files income tax returns in the US and Netherlands which are the Company's major jurisdictions where it is subject to tax examination by local tax authorities. The Company is not currently under examination for income taxes, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by local tax authorities to the extent utilized in a future period. The statute of limitations for the Company has expired for tax years prior to 2022.

As of December 31, 2025, the Company has not recorded an unrecognized tax benefit liability . As of December 31, 2025, the Company also has not recorded any accrued interest and/or penalties. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes.

The following summarizes the Company's income taxes paid (net of refunds received) for the years presented below:

	Year Ended December 31,
	2025	2024

Federal	$-	$84
State	-	423
Foreign	-	-
Total income taxes paid	$-	$507

The following summarizes the jurisdictions that exceeded 5% of the Company's total income taxes paid (net of refunds) for the years presented below

	Year Ended December 31,
	2025	2024

Pennsylvania	$-	$208
Pennsylvania Cities (Philadelphia)	-	190
New Jersey	-	25
Total state income taxes paid	$-	$423

Note 12—Basic and diluted net loss per common share

The Company’s potentially dilutive securities, which include RSUs, restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been excluded from the computation of dilutive net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the years ended December 31, 2025 and 2024 because including them would have had an anti-dilutive effect.

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Stock options to purchase common stock	9,105,976	5,310,229
Early exercised stock options subject to future vesting	—	11,321
Restricted stock awards subject to future vesting	—	24,821
Unvested restricted stock units	5,645,957	2,852,909
Warrants	32,009	32,009
Total	14,783,942	8,231,289

Note 13—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $1,006 and $1,130 for the year ended December 31, 2025 and 2024 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

Note 14—Stock-based compensation

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the board of directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of, (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the board of directors no later than the immediately preceding December 31. For 2024, the 2021 Incentive Plan reserved shares were increased under clause (i) by 3,025,220 shares, effective as of January 1, 2024. As of December 31, 2024, there were 3,691,145 shares available for issuance under the 2021 Incentive Plan. For 2025, the 2021 Incentive Plan reserved shares were increased under clause (i) by 4,291,821 shares, effective as of January 1, 2025. As of December 31, 2025, there were 4,175,446 shares available for issuance under the 2021 Incentive Plan.

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

The Company recognizes the costs of the stock-based payments as the employees vest in the awards.

As of December 31, 2025, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	9,105,976
Shares available for future stock option and RSU grants	4,175,446
Shares available for employee stock purchase plan	639,745
Total	13,921,167

The shares of Common Stock available under the 2021 Incentive Plan as of December 31, 2024 are as follows:

Shares
Balance December 31, 2024	3,691,145
Shares reserved for issuance	4,291,821
Options granted	(2,048,425)
RSU’s granted	(5,746,540)
Options and RSUs forfeited / cancelled	3,987,445
Balance December 31, 2025	4,175,446

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2025:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2025	9,520,748	5.62	4.14	$75
Granted	2,048,425	0.60	—	811
Exercised	(73,694)	0.21	—	58
Forfeited	(1,871,266)	3.36	—	162
Cancelled	(518,237)	8.37	—	17
Outstanding, December 31, 2025	9,105,976	$4.30	5.75	$649
Exercisable at December 31, 2025	6,132,756	$6.57	4.30	$—

The weighted average grant date fair value of awards for options granted during the period ended December 31, 2025 was $0.42 As of December 31, 2025, there was $3,443 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.08 years. The aggregate intrinsic value of options vested and exercisable as of December 31, 2025 and 2024 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2025 and 2024 was $32 and $923, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	December 31, 2025	December 31, 2024
Expected dividend rate	—	—
Expected option term (years)	6.03	6.02
Expected volatility	79.28%	78.84%
Risk-free interest rate	3.96%	4.29%

Restricted Stock Units

The following table summarizes restricted stock activity for the year ended December 31, 2025:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2024	2,077,582	2.55
Granted	5,746,540	0.57
Forfeited	(1,597,942)	1.38
Vested	(580,223)	2.76
Total Unvested December 31, 2025	5,645,957	$0.85

As of December 31, 2025, there was $3,784 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.23 years.

Restricted Stock Awards

The following table summarizes restricted stock activity as of December 31, 2025:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2024	24,821	$7.27
Granted	—	—
Forfeited	—	—
Vested	(24,821)	7.27
Total Unvested December 31, 2025	—	$—

As of December 31, 2025, there was no unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms. All restricted stock vests over a four-year period.

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan were allocated to research and development and general and administrative expense as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Research and development	$4,457	$7,648
General and administrative	2,383	5,040
Total stock-based compensation	$6,840	$12,688

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Stock options	4,886	$8,338
Restricted stock units	1,826	3,953
Restricted stock awards	41	180
Employee stock purchase plan	87	217
Total stock-based compensation	$6,840	$12,688

Pursuant to certain stock purchase agreements containing vesting and other provisions, the Company has the right to repurchase unvested shares.

Early-Exercise of Unvested Equity Awards

Certain equity award holders early exercised unvested equity awards. The cash received upon early exercise of options of $0 and $82 was recorded as a deposit liability on the Company’s balance sheet as of December 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan was adopted by the board of directors in May 2021, a total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval of the board of directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) on percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under the clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023 and 2024, and 2025 the board waived the annual increase to the shares reserved under the ESPP. As of December 31, 2025, there were 639,745 shares available for issuance, under the ESPP.

Note 15—Related party transactions

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

In September 2023, the Company and FCDI entered into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to the Company for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases (the “Autoimmune license”). In addition, the Company and FCDI entered into an amendment to each of the Reprogramming license and the Differentiation License to expand the licenses related to the development and commercialization of IPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases. Under the terms of these agreements, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with such agreements. The Company recorded an upfront payment in the amount of $4,000 which was included as In-Process research and development. In addition, Century paid FCDI a $1,000 milestone fee pursuant to the Autoimmune License for filing of the IND for SLE for CNTY-101, which was also included in In-Process research and development in the consolidated statements of operations as of December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company made payments of $1,954 and $5,200 and incurred research and development expenses of $886 and $0, in-process research and development expenses of $0 and $5,000 and legal fees of $58 and $200, respectively, related to the FCDI agreements. The legal fees are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Note 16 – Common stock

At-The-Market

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”). Shares of common stock pursuant to the ATM program were previously made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-265975) (the “Prior Shelf”). Upon the expiration of the Prior Shelf, the Company filed a new shelf registration statement on Form S-3 (No. 333-288616) (the “New Shelf”), which became effective in January 2026. The Company intends to file a prospectus supplement to the New Shelf for the ATM Program and cannot make any sales under the ATM Program until such filing. During the year ended December 31, 2024, the Company sold 4,084,502 shares pursuant to the ATM Program for net proceeds of $17,829, after deducting commissions of $551. During the year ended December 31, 2025, the Company did not have any sales in the ATM program.

Note 17 – Segment Reporting

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

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Collaboration revenue	$109,164	$6,589
Less cost and expense:
Research and development
Personnel and related costs	$33,139	$42,398
Facility and other allocated costs	22,118	22,485
Research and laboratory	36,371	30,655
Other research and development	4,039	11,706
General and administrative	24,003	33,155
Other segment expense/(income)	(926)	(7,244)
Net loss	$(9,580)	$(126,566)

Other segment expense/(income) includes in-process research and development, impairment of long-lived assets, impairment of goodwill, interest expense, interest income, other income (expense), and provision for income taxes.

Note 18 – Subsequent Events

Private Placement Offering

On January 7, 2026, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement (a) (i) 92,030,595 shares (the “Shares”) of common stock, (ii) pre-funded warrants to purchase 25,360,704 shares of common stock (“Pre-Funded Warrants”) and (b) warrants to purchase 58,695,648 shares of common stock or Pre-Funded Warrants in lieu thereof (“Common Warrants”, together with the Pre-Funded Warrants, the “Warrants”) at a purchase price of $1.15 per share and accompanying Common Warrant to purchase 0.5 shares of common stock or Pre-Funded Warrant and a purchase price of $1.1499 per Pre-Funded Warrant and accompanying Common Warrant to purchase 0.5 shares of common stock or Pre-Funded Warrant (the “Private Placement”).

The Private Placement closed on January 9, 2026. The net proceeds received by the Company was approximately $126,700. The Company intends to use the net proceeds from the Private Placement to fund development of its lead product candidate, CNTY-813, and for working capital and other general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our interim Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of this assessment with our audit committee.

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

ITEM 9B. OTHER INFORMATION

(a)	None.
(b)	The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended December 31, 2025:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Gregory Russotti	Chief Technology and Manufacturing Officer	Adoption	December 9, 2025	X		December 31, 2026	160,000

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is Ernst & Young, LLP, Philadelphia, Pennsylvania, PCAOB Auditor ID:42

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our definitive proxy statement for the 2026 annual meeting of stockholders.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on June 25, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-40498) filed on March 16, 2023)
3.3	Amendment No. 1 to Amended and Restated Certificate of Incorporation
4.1	Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)
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
10.10·

Form of Restricted Stock Award Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.11·

Form of Non-Qualified Stock Option Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.12·

Form of Incentive Stock Option Agreement, under the 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.13·

Form of Stock Option Grant Notice and Award Agreement, under the 2021 Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.14·

Form of Restricted Stock Unit Grant Notice and Award Agreement, under the 2021 Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.15·

Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement, under the Company’s 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40498) filed on November 5, 2024)

10.16*

Amended and Restated Option Agreement, by and between Century Therapeutics, Inc. and Bayer HealthCare LLC, dated February 25, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.17*

Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated October 21, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.18

Amendment No. 1 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated July 17, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.19*

Amendment No. 2 to Master Collaboration Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.20

Amendment No. 3 to Master Collaboration Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 29, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.21*

Amendment No. 4 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated July 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40498), dated November 10, 2022)

10.22

Letter Agreement, by and among Century Therapeutics, Inc., FUJIFILM Cellular Dynamics, Inc. and Wisconsin Alumni Research Foundation, dated July 2, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.23*

License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.24*

Amendment No. 1 to License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.25*

License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.26*	Amendment No. 1 to License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)
10.27*

Letter Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated January 7, 2022 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)

10.28*

Manufacturing Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated March 23, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021

10.29*

Sublicense Agreement, by and between iCELL Inc. and Century Therapeutics, Inc., dated March 20, 2020 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.30

License Agreement, by and between Inscripta, Inc. and Century Therapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-256648), dated May 28, 2021)

10.31*

Research Collaboration and License Agreement, by and between Century Therapeutics, Inc. and Bristol-Myers Squibb Company, dated January 7, 2022 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 17, 2022)

10.32·

Executive Employment Agreement, by and between the Registrant and Adrienne Farid, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.33·

Executive Employment Agreement, by and between the Registrant and Gregory Russotti, Ph.D., dated May 26, 2021 (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A (File No. 333-256648), dated June 14, 2021)

10.34

Sales Agreement, dated as of July 1, 2022, by and between Century Therapeutics, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-265975), dated July 13, 2022)

10.35·

Executive Employment Agreement, by and between the Registrant and Brent Pfeiffenberger, Pharm.D., MBA, dated November 7, 2023 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K (File No. 001-40498) filed on March 14, 2024)

10.36·

Executive Employment Agreement, by and between the Registrant and Hyam Levitsky, M.D., dated April 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40498), dated May 11, 2023)

10.37·

Executive Employment Agreement, dated September 20, 2024, by and between the Company and Morgan Conn (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40498) filed on November 5, 2024)

10. 38·

Executive Employment Agreement, dated September 13, 2024, by and between the Company and Chad Cowan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-40498) filed on November 5, 2024)

10.39*

Second Amendment to License Agreement (Reprogramming), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.40

Amendment No. 5 to Master Collaboration Agreement, by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.41

Second Amendment to License Agreement (Differentiation), by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-404098), dated November 9, 2023)

10.42*

License Agreement by and between Century Therapeutics, Inc. and FUJIFILM Cellular Dynamics, Inc., dated September 22, 2023 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 14, 2024)

10.43*	License Agreement by and between Catalent Düsseldorf GmbH and Clade Therapeutics, Inc. (as predecessor to Century Therapeutics, Inc.), dated as of December 12, 2022

19.1	Century Therapeutics, Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Century Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40498), dated March 14, 2024).
101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
●	Indicates management contract or compensatory plan.

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

Signature	Title	Date

/s/ Brent Pfeiffenberger, PharmD, MBA	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 12, 2026
Brent Pfeiffenberger, PharmD, MBA

/s/ Douglas Carr, CPA	Senior Vice President, Finance & Operations	March 12, 2026
Douglas Carr, CPA	(principal financial and accounting officer)

/s/ Kimberly Blackwell, M.D.	Director	March 12, 2026
Kimberly Blackwell, M.D.

/s/ Han Lee, Ph.D	Director	March 12, 2026
Han Lee, Ph.D

/s/ Martin Murphy, Ph.D.	Director	March 12, 2026
Martin Murphy, Ph.D.

/s/ Alessandro Riva, M.D.	Director	March 12, 2026
Alessandro Riva, M.D.

/s/ Timothy Walbert	Director	March 12, 2026
Timothy Walbert

/s/ Daphne Quimi	Director	March 12, 2026
Daphne Quimi