Form 10-Q
period 2026-03-31
Century Therapeutics, Inc.
filed 2026-05-13
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026 the registrant had 180,354,809 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the early preclinical and clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the novelty of our approach to immuno-oncology and autoimmune treatments, utilizing iPSC-derived immune cells and islet cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of future investigational new drug (“IND”), applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;

●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability, global health crises, geopolitical tensions or the outbreak of hostilities or war;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and the section titled “Risk Factors” set forth in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$51,048	$61,853
Short-term investments	83,755	55,261
Prepaid expenses and other current assets	4,236	3,655
Total current assets	139,039	120,769

Property and equipment, net	47,606	50,026
Operating lease right-of-use assets	20,972	16,139
Restricted cash	2,359	2,359
Long-term investments	82,169	—
Intangible assets	34,200	34,200
Security deposits and non-current assets	208	211
Total assets	$326,553	$223,704

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$3,150	$4,773
Accrued expenses and other liabilities	8,477	11,676
Contingent consideration liability, short-term	1,939	3,757
Deposit liability	—	20
Total current liabilities	13,566	20,226

Operating lease liability, long term	43,942	40,241
Deferred tax liability	4,301	4,301
Total liabilities	61,809	64,768

Common stock, $0.0001 par value, 300,000,000 shares authorized; 180,102,343 and 87,519,096 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	18	9
Additional paid-in capital	1,078,873	950,814
Accumulated deficit	(813,562)	(791,917)
Accumulated other comprehensive income	(585)	30
Total stockholders’ equity	264,744	158,936
Total liabilities and stockholders’ equity	$326,553	$223,704

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Collaboration revenue	$—	$109,164

Operating expenses
Research and development	17,105	26,580
General and administrative	6,579	8,408
Total operating expenses	23,684	34,988

Income (loss) from operations	(23,684)	74,176

Interest income	2,019	2,422
Other income (loss)	20	(38)
Total other income	2,039	2,384

Net income (loss)	$(21,645)	$76,560

Net income (loss) per common share Basic and Diluted	(0.11)	0.89
Weighted average common shares outstanding Basic	193,474,913	86,021,188
Weighted average common shares outstanding Diluted	193,474,913	86,098,619
Other comprehensive income (loss)
Net income (loss)	$(21,645)	$76,560
Unrealized loss on investments	(615)	(19)
Comprehensive income (loss)	$(22,260)	$76,541

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2025	87,519,096	$9	$950,814	$(791,917)	$30	$158,936
Issuance of common stock upon the exercise of stock options and 2021 ESPP	202,326	—	202	—	—	202
Vesting of restricted stock units	350,326	—	—	—	—	—
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs of $8,588	92,030,595	9	126,412	—	—	126,421
Unrealized loss on investments	—	—	—	—	(615)	(615)
Stock based compensation	—	—	1,445	—	—	1,445
Net loss	—	—	—	(21,645)	—	(21,645)
Balance, March 31, 2026	180,102,343	$18	$1,078,873	$(813,562)	$(585)	$264,744

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2024	85,836,429	$9	$943,366	$(782,337)	$324	$161,362
Issuance of common stock upon exercise of stock options and 2021 ESPP	116,488	—	120	—	—	120
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	11,321	—	84	—	—	84
Vesting of restricted stock units	157,077		(94)	—	—	(94)
Unrealized loss on investments	—	—	—	—	(19)	(19)
Foreign currency translation	—	—	—	—	—	—
Stock based compensation	—	—	2,426	—	—	2,426
Net income	—	—	—	76,560	—	76,560
Balance, March 31, 2025	86,146,049	$9	$945,902	$(705,777)	$305	$240,439

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income (loss)	$(21,645)	$76,560
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,004	3,221
Non-cash operating lease expense (benefit)	412	474
Stock based compensation	1,445	2,426
Accretion of investments	(211)	(854)
Change in fair value of contingent liabilities	(1,818)	(238)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(62)	289
Operating lease liability	(786)	(1,154)
Deferred revenue	—	(109,164)
Accounts payable	(1,625)	361
Accrued expenses and other liabilities	(3,956)	(6,544)
Security deposit	(20)	—
Net cash used in operating activities	(25,262)	(34,623)

Cash flows from investing activities
Acquisition of property and equipment	(584)	(475)
Acquisition of fixed maturity securities, available for sale	(140,691)	(14,885)
Sale of fixed maturity securities, available for sale	28,660	43,290
Net cash provided (used in) by investing activities	(112,615)	27,930

Cash flows from financing activities
Proceeds from issuance of common stock and ESPP	202	120
Proceeds from PIPE, net of issuance costs	126,421	—
Net cash provided by financing activities	126,623	120

Net decrease in cash, cash equivalents, and restricted cash	(11,254)	(6,573)

Cash, cash equivalents and restricted cash, beginning of period	65,011	61,213

Cash, cash equivalents and restricted cash, end of period	$53,757	$54,640

Supplemental disclosure of cash and non-cash operating activities:
Recognition of ROU asset and lease liability at lease commencement	5,245	—
Cash paid for income tax	—	2
	$5,245	$2

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

Note 1—Organization and description of the business

Century Therapeutics, Inc. (the “Company”) is an innovative biotechnology company developing transformative allogeneic cell therapies to create products for the treatment of autoimmune diseases, including Type 1 diabetes, and cancer. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities, building infrastructure and raising capital. The Company is incorporated in the state of Delaware.

Principles of Consolidation

The consolidated financial statements include the consolidated financial position and consolidated results of operations of the Company and the Company’s subsidiaries, Clade Therapeutics (“Clade”) and Gadeta B.V. (“Gadeta”). All intercompany balances and transactions have been eliminated in consolidation.

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

Since inception, the Company has incurred negative cash flows from operations and net losses in most periods. During the three months ended March 31, 2026, the Company recognized a net loss of $21,645 and the Company used $25,262 of cash in operating activities. Cash and cash equivalents and investments were $216,972 at March 31, 2026. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2026, and the consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025, are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2026 or for any other subsequent interim period. The consolidated balance sheet at December 31, 2025 has been derived from the Company’s audited consolidated financial statements.

.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuations supporting stock compensation, the estimation of the incremental borrowing rate for operating leases, and intangible assets acquired in business combinations. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of March 31, 2026 and December 31, 2025, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Cash and cash equivalents

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash

As of March 31, 2026 and December 31, 2025, the Company had $2,709 and $3,158, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$51,048	$61,853
Restricted cash	2,359	2,359
Restricted cash included in prepaid and other current assets	350	799
Cash, cash equivalents, and restricted cash	$53,757	$65,011

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

Basic and diluted net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, including any pre-funded warrants to purchase shares of common stock that may be outstanding during the period. The Company computes diluted net income (loss) per common share by dividing the net income (loss) by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its warrants, restricted stock and stock options to purchase common shares, but such items are excluded if their effect is anti-dilutive.

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration consist of our future obligation owed to shareholders of Clade and Gadeta and includes contingent milestone payments, earn out considerations, and indemnification obligations. Acquisition-related contingent consideration was recorded on the acquisition date at the estimated fair value of the obligation, in accordance with the acquisition method of accounting. The fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement. The fair value of the acquisition-related contingent considerations are remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive income (loss) within general and administrative expense.

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

Intangible Assets

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If the carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the three months ended March 31, 2026 and March 31, 2025, there were no impairment charges on the Company’s indefinite-lived intangible assets.

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The ASU includes enhanced disclosure requirements, which mandate transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) An Amendment of the FASB ASC, Clarifying the Effective Date, which clarifies that public business entities are required to adopt the ASU 2024-03 guidance in annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement on the Company’s consolidated financial statements and disclosures.

Note 3—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of March 31, 2026 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$42,372	—	—	42,372
U.S. Treasury	—	20,942	—	20,942
Corporate bonds	—	144,982	—	144,982
Total	$42,372	$165,924	$—	$208,296
Liabilities:
Contingent consideration	—	—	1,939	1,939
Total	$—	$—	$1,939	$1,939

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

There were no transfers between levels during the period ended March 31, 2026. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of March 31, 2026:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$20,995	1	(54)	20,942
Corporate bonds	145,462	30	(510)	144,982
Total	$166,457	$31	$(564)	$165,924

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2025:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$4,604	$2	$—	$4,606
Corporate bonds	50,578	83	(6)	50,655
Total	$55,182	$85	$(6)	$55,261

The following table provides the maturities of our fixed maturity available-for-sale securities:

	March 31, 2026	December 31, 2025
Less than one year	$83,755	$55,261
One to five years	82,169	—
Total	$165,924	$55,261

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At March 31, 2026 and December 31, 2025, the Company had 157 and 17 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of March 31, 2026 and December 31, 2025, accrued interest receivable on available-for-sale investment debt securities totaling $1,373 and $393, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent consideration liability (See Note 7 – Commitments and contingencies):

Milestone
Balance as of December 31, 2025	$3,757
Changes in fair value	(1,818)
Balance as of March 31, 2026	$1,939

	Gadeta	Holdback Shares	Milestone	Total
Balance as of December 31, 2024	$413	$625	$7,700	$8,738
Changes in fair value	-	(336)	98	(238)
Balance as of March 31, 2025	$413	$289	$7,798	$8,500

The change in fair value is recorded as general and administrative expense. The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of March 31, 2026, and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Milestone:
Probability adjusted value of payments	$4,000	$4,000
Discount rate	11.2%	11.2%
Discount period (years)	0.3	0.5

Note 4—Property and equipment, net

The following is a summary of property and equipment, net:

	March 31, 2026	December 31, 2025
Lab equipment	$33,268	$32,695
Leasehold improvements	61,647	61,647
Construction in progress	116	105
Computer software and equipment	2,958	2,958
Furniture and fixtures	1,221	1,221
Total	99,210	98,626
Less: Accumulated depreciation	(51,604)	(48,600)
Property and equipment, net	$47,606	$50,026

Depreciation expense was $3,004 and $3,221 for the three months ended March 31, 2026 and 2025, respectively.

Note 5—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	March 31, 2026	December 31, 2025
Payroll and bonuses	$1,494	$4,632
Accrued clinical trial related costs	1,038	2,125
Professional and legal fees	1,862	1,595
Operating lease liability, current	4,083	3,324
Total accrued expenses and other liabilities	$8,477	$11,676

Note 6—Bristol-Myers Squibb Collaboration

On January 7, 2022, the Company entered into the Collaboration Agreement with Bristol-Myers Squibb to collaborate on the research, development and commercialization of iNK and iT cell programs for hematologic malignancies and solid tumors . The Collaboration Agreement was within the scope of ASC 808, Collaborative Arrangements, as both parties were active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement was in the scope of ASC 808, the Company analogizes to ASC 606 for the accounting for the Collaboration Agreement, including for the delivery of goods and services (i.e., units of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue in the statements of operations.

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

Note 7—Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

FCDI Agreements

The Company owns a non-exclusive license agreement with FujiFilm Cellular Dynamics, Inc. (“FCDI”). The license provides the Company with certain patents and know-how related to the reprogramming of human somatic cells to induce pluripotent stem cells (“iPSCs”) (“Reprogramming License Agreement”). Under this agreement, the Company is required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization. Royalties are in the low single digits on the sale of all licensed products.

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

During the three months ended March 31, 2026 and 2025 the Company made payments of $0 and $1,517 and incurred research and development expenses of $0 and $1,492, respectively, recorded within research and development expenses in its consolidated statements of operations and comprehensive income (loss).

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

The Company had $0 within accounts payable as of March 31, 2026 and December 31, 2025, in its consolidated balance sheets related to the Master Service Agreement. During the three months ended March 31, 2026 and 2025, there were $0 and $66 in research and development expenses, respectively, related to this arrangement.

iCELL Inc. Sublicense Agreement

In March 2020, the Company entered into a Sublicense Agreement with iCELL Inc (“iCELL”) whereby iCELL granted the Company a license of certain patents and technology. The Company will pay iCELL royalties in the low single digits on net sales of the licensed product. In addition to the earned royalties, the Company will pay sales milestones, not to exceed $70,000, for the sales of the licensed product. iCELL is also eligible to receive payments of up to $4,250 in development and regulatory approval milestone payments. No milestones or royalties were due as of March 31, 2026 or March 31, 2025.

Clade Therapeutics

In connection with the acquisition of Clade Therapeutics in 2024, the Company is subject to a contingent milestone payment to the shareholders of Clade. The milestone payment is $10,000 and is payable in cash, shares of Century, or a combination thereof, at the discretion of Century.

Catalent Dusseldorf GmbH

On December 12, 2022, Clade entered into a non-exclusive license agreement with Catalent Dusseldorf GmbH (“Catalent”), which was subsequently amended in March 2026, pursuant to which Catalent granted Clade a worldwide, non-exclusive, non-transferrable, royalty-bearing license under all rights owned or controlled by Catalent to one of its GMP-grade iPSC cell lines derived from human cord blood CD34+ cells, to develop, have developed, make, have made, use, have used, sell, offer for sale, have sold, distribute, have distributed, import, have imported and otherwise exploit or have exploited cell therapy products. The license (as amended, the “Catalent License”), permits the genetic modification of the licensed cell line and the development and commercialization of resulting cell therapy products for any indication. We have a right to use the Catalent License as a result of our acquisition of Clade.

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

In consideration for the rights granted, Clade paid Catalent an upfront fee. We are also required to pay certain product-by-product milestone payments upon the achievement of certain development and regulatory milestones up to an aggregate of $16.2 million or $12.15 million depending on the product. We additionally agreed to pay royalties equal to a low single digit percentage of net sales of each product during a defined royalty term, after which royalty term the license automatically becomes fully paid-up, perpetual, irrevocable and royalty-free. We also agreed to pay annual minimum fees during a defined period, with milestone payments and royalties paid in a calendar year creditable against the annual minimum fees payable for the same calendar year.

The agreement remains in effect until terminated and may be terminated by us for convenience upon prior written notice or by either party for material breach, subject to specified cure periods. Certain provisions, including payment obligations, indemnification obligations and confidentiality obligations, survive termination. During the three months ended March 31, 2026 and 2025, no payments were made to Catalent.

Note 8—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $95 and $403 within security deposits and noncurrent assets in its consolidated balance sheets at March 31, 2026 and December 31, 2025, respectively. In September 2025, the Company executed a series of lease modifications with the same landlord that resulted in the early termination of its leases in Seattle, WA (“Seattle”) and Boston, MA (“Boston”). Concurrently, the Company entered into a new lease agreement in Watertown, MA (“Watertown”), set to begin upon the termination of the Boston lease. The Seattle lease is terminated on December 31, 2025, while the Boston lease is terminated on January 27, 2026, aligning with the commencement date of the Watertown lease. As a result of these lease modifications, the Company recorded a reduction of its right-of-use assets of $6,455 and lease liabilities totaling $7,850, which resulted in the recognition of a gain of $1,395 in the third quarter of 2025 related to the Seattle lease which had previously been impaired.

The Watertown lease commenced on January 27, 2026 and the Company recognized $5,245 of right-of-use asset and lease liability, upon the commencement of the lease.

The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases. Variable lease costs generally include common area maintenance and real estate taxes.

Following the reduction in force that occurred in July 2025, the Company is planning to sublease part of its Philadelphia, PA headquarters location. The Company evaluated the right-of-use asset for impairment as a result of this change in strategy and recorded an impairment charge of $6,763 during the third quarter of 2025.

The following table reflects the components of lease expense:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease expense:
Fixed lease cost	$1,628	$1,744
Variable lease cost	1,121	664
Total operating lease expense	$2,749	$2,408

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		March 31,	December 31,
	Location in Balance Sheet	2026	2025
Operating lease right-of-use asset, net	Operating lease right-of-use assets	$20,972	$16,139
Operating lease liability, current	Accrued expenses and other liabilities	4,083	3,324
Operating lease liability, long-term	Operating lease liability, long-term	43,942	40,241
Total operating lease liability		$48,025	$43,565

The following table reflects supplement lease term and discount rate information related to leases:

	As of March 31, 2026	As of December 31, 2025
Weighted-average remaining lease terms - operating leases	7.6 years	7 years
Weighted-average discount rate - operating leases	10.2%	10.2%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating cash flows from operating leases	$(786)	$(1,154)

The following table reflects future minimum lease payments under noncancelable leases as of March 31, 2026:

Operating Leases
2026	$6,466
2027	8,822
2028	9,052
2029	9,289
2030	9,531
Thereafter	26,087
Total lease payments	69,247
Less: Imputed interest	(21,222)
Total	$48,025

Note 9—Income taxes

During the three months ended March 31, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. While the Company utilized a portion of its existing net operating loss carryforwards during tax year 2023, the Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of March 31, 2026, the Company has recorded a full valuation allowance against its net deferred tax assets, exclusive of its deferred tax liability on in-process research and development (“IPR&D”) in the U.S.

Note 10—Basic and diluted net income (loss) per common share

The Company’s potentially dilutive securities, which include Restricted Stock Units (“RSUs”), restricted stock, warrants, early exercised stock options and stock options to purchase shares of the Company’s common stock, have been included in the computation of dilutive net income (loss) per share as applicable. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net income (loss) per share for the three months ended March 31, 2026 and 2025 because including them would have had an anti-dilutive effect.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Stock options to purchase common stock	11,576,602	6,556,371
Early exercised stock options subject to future vesting	—	7,731
Unvested restricted stock units	7,191,524	4,676,785
Warrants	58,727,657	32,009
Total	77,495,783	11,272,896

Note 11—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. Contributions were approximately $240 and $397 for the three months ended March 31, 2026 and 2025 respectively. Such contribution expense has been recognized in the consolidated statement of operations for each period.

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2026, the 2021 Incentive Plan reserved shares were increased under clause (i) by 4,375,955 shares, effective as of January 1, 2026. As of March 31, 2026, there were 3,950,926 shares available for issuance under the 2021 Incentive Plan.

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

The Company recognizes the costs of the stock-based compensation as the employees vest in the awards.

As of March 31, 2026, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	11,576,602
Shares available for future stock option and RSU grants	3,950,926
Shares available for employee stock purchase plan	579,499
Total	16,107,027

The shares of Common Stock available under the 2021 Incentive Plan as of March 31, 2026 are as follows:

Shares
Balance December 31, 2025	4,175,446
Shares reserved for issuance	4,375,955
Options granted	(2,987,881)
RSU’s granted	(2,083,973)
Options and RSUs forfeited / cancelled	471,379
Balance March 31, 2026	3,950,926

Stock Options

The following table summarizes stock option activity for the three month period ended March 31, 2026:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2026	9,105,976	$4.30	5.75	$649
Granted	2,987,881	1.86	—	1,209
Exercised	(142,317)	1.22	—	147
Forfeited	(145,137)	2.32	—	88
Cancelled	(229,801)	8.21	—	6
Outstanding, March 31, 2026	11,576,602	$4.52	6.69	$4,886
Exercisable at March 31, 2026	6,282,361	$6.24	4.53	$1,241

The weighted average grant date fair value of awards for options granted during the three months ended March 31, 2026 was $1.36. As of March 31, 2026, there was $6,540 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 3.10 years. The aggregate intrinsic value of options vested and exercisable as of March 31, 2026 and 2025 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2026 and 2025 was $120 and $32, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	March 31, 2026	December 31, 2025
Expected dividend rate	—	—
Expected option term (years)	6.08	6.03
Expected volatility	82.84%	79.28%
Risk-free interest rate	3.74%	3.96%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Research and development	$838	$1,580
General and administrative	607	846
Total stock-based compensation	$1,445	$2,426

Stock-based compensation expense by award type included within the condensed consolidated statements of operations is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Stock options	$721	$1,858
Restricted stock units	712	493
Restricted stock awards	—	40
Employee stock purchase plan	12	35
Total stock-based compensation	$1,445	$2,426

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2026:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2025	5,645,957	$0.85
Granted	2,083,973	1.85
Forfeited	(96,441)	1.57
Vested	(441,965)	0.94
Total Unvested March 31, 2026	7,191,524	$1.12

As of March 31, 2026, there was $6,782 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 3.02 years.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023, 2024, 2025 and 2026, the board waived the annual increase to the shares reserved under the ESPP. As of March 31, 2026, there were 579,499 shares available for issuance, under the ESPP.

Note 13—Common Stock

At-The-Market

The Company has a Sales Agreement (“Sales Agreement”), with Cowen and Company, LLC, or (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”). Shares of common stock pursuant to the ATM program were previously made pursuant to the Company’s shelf registration statement on Form S-3 (File No.333-265975) (the “Prior Shelf”). Upon the expiration of the Prior Shelf, the Company filed a new shelf registration statement on Form S-3 (No. 333-288616) (the “New Shelf”), which became effective in January 2026. The Company filed a prospectus supplement to the New Shelf for the ATM Program in March 2026. During the three months ended March 31, 2025, and March 31, 2026, the Company did not have any sales in the ATM Program.

Private Placement Offering

On January 7, 2026, the Company entered into a securities purchase agreement with certain institutional accredited investors (the “2026 Investors”), pursuant to which the Company issued and sold to the 2026 Investors in a private placement (the “2026 Private Placement”) (i) 92,030,595 shares of its common stock and accompanying warrants to purchase an aggregate of 58,695,648 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 25,360,704 shares of its common stock and accompanying warrants to purchase 12,680,352 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.0001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $1.15. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.1499. The pre-funded warrants are exercisable immediately. Each common stock warrant has an exercise price per share of $2.60. The common stock warrants are exercisable from the date of issuance and will expire 30 days following the public announcement of initial Phase 1 clinical data for CNTY-813 or, if earlier, on the third anniversary of closing.

The 2026 Private Placement closed on January 9, 2026. The net proceeds received by the Company was approximately $126,400. The Company intends to use the net proceeds from the 2026 Private Placement to fund development of its lead product candidate, CNTY-813, and for working capital and other general corporate purposes.

The Company determined that each of the pre-funded warrants and common stock warrants are freestanding financial instruments that are legally detachable and separately exercisable from the common stock and from each other.

The Company evaluated both instruments under ASC 480, Distinguishing Liabilities from Equity, and concluded that neither represents an ASC 480 liability. Neither instrument (i) embodies an unconditional obligation to redeem by transferring assets, (ii) embodies an obligation to repurchase the Company's shares by transferring assets, or (iii) embodies an obligation settleable in a variable number of shares with a monetary value based predominantly on a fixed amount, variations in something other than the fair value of the Company's shares, or variations inversely related to the Company's share price.

The Company further evaluated whether the instruments meet the definition of a derivative under ASC 815. Both instruments meet the definition of a derivative; however, the Company concluded that they qualify for the scope exception in ASC 815-10-15-74(a) for contracts that are both indexed to the Company's own stock and classified in stockholders' equity. Under the two-step indexation framework in ASC 815-40-15, neither the exercise contingencies nor the settlement provisions preclude indexation. Under the equity classification guidance in ASC 815-40-25, both instruments meet all applicable conditions, including that settlement is in the Company's shares, the Company has sufficient authorized and unissued shares, and settlement is within the Company's control.

Accordingly, both the pre-funded warrants and common stock warrants were classified as a component of permanent stockholders' equity within additional paid-in capital.

Note 14—Segment Reporting

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

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Collaboration revenue	$—	$109,164
Less cost and expense:
Research and development
Personnel and related costs	$5,596	$9,984
Facility and other allocated costs	3,468	5,322
Research and laboratory	7,468	9,475
Other research and development	573	1,799
General and administrative	6,579	8,408
Impairment of long-lived assets	—	—
Other segment (income) expense	(2,039)	(2,384)

Net income (loss)	$(21,645)	$76,560

Other segment (income)/expense includes interest income, and other income (expense).

Note 15- Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” in our Annual Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a biotechnology company harnessing the power of allogeneic pluripotent stem cell therapies to develop potentially curative cell therapy products for autoimmune diseases, including type 1 diabetes, or T1D, and cancer. Our islet, T cell and NK cell programs are allogeneic, meaning they are derived from healthy donors for use in any patient, rather than being sourced from an individual for their own specific use, as is the case with autologous T cells. As a result, we believe such “off-the-shelf" therapies have the potential to overcome the limitations of first-generation cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. What we believe further sets us apart from other allogeneic approaches is our focus on induced pluripotent stem cells, or iPSCs, which possess the unique ability to self-renew indefinitely and differentiate into any cell type, enabling virtually unlimited genetic editing, consistent reproducibility, and scalable manufacturing. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

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

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of cell types we can generate from iPSCs, including iPSC-derived islet cells, iPSC-derived CD4+ and CD8+

ab T cells,or ab iT cells, and iPSC- natural killer cells, or iNK cells. We believe this capability enables optimal matching of cell characteristics to disease indication, ensuring we target the right cell for the right indication.

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

In November 2025, we announced our plans to develop an iPSC-derived islet program, CNTY-813, for T1D. We are leveraging our deep expertise in selective iPSC differentiation to advance this program, engineered with Allo-Evasion™ 5.0, toward clinical evaluation subject to regulatory clearance. We have advanced CNTY-813 into IND-enabling studies and expect to submit an IND in the fourth quarter of 2026.

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

In January 2026, we entered into a securities purchase agreement with the 2026 Investors in connection with the 2026 Private Placement.

Based on our current business plans, we believe our cash, cash equivalents and investments as of March 31, 2026 of $217.0 million will be sufficient for us to fund our operating expenses and capital expenditures requirements into the first quarter of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for preclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash, cash equivalents, and investments, any future equity or debt financings, and upfront and milestone and royalty payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

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

Fujifilm Cellular Dynamics, Inc.

On September 18, 2018, we entered into the Differentiation License with FCDI. The Differentiation License, as amended, provides us with an exclusive license under certain patents and know-how related to human iPSC consisting of cells that are or are modifications of NK cells, T cells, dendritic cells and macrophages derived from human iPSC. In consideration for the Differentiation License, FCDI received 2,980,803 shares of common stock.

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

On January 7, 2022, we and FCDI entered into the Letter Agreement, which amends each of the FCDI Agreements. Pursuant to the Letter Agreement, and in consideration for amending the FCDI Agreements, we agreed to pay to FCDI (i) an upfront payment of $10.0 million, (ii) a percentage of any milestone payments received by us under the FCDI Collaboration Agreement, in respect of achievement of development or regulatory milestones specific to Japan, and (iii) a percentage of all royalties received by us under the FCDI Collaboration Agreement in respect of sales of products in Japan.

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

During the three months ended March 31, 2026 and 2025, we made payments of $0 and $1.5 million and incurred research and development expenses of $0 and $1.5 million, in-process research and development expenses of $0 and $0.5 million and legal fees of $0 million and $0.1 million, respectively, related to the FCDI Agreements. The legal fees are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

iCELL Inc. and Distributed Bio, Inc.

We also have entered into a sublicense agreement with iCELL and a master services agreement with DBio. See “Note 7—Commitments and contingencies” to our consolidated financial statements.

Catalent Dusseldorf GmbH

On December 12, 2022, Clade entered into a non-exclusive license agreement with Catalent, which was subsequently amended in March 2026, pursuant to which Catalent granted Clade a worldwide, non-exclusive, non-transferrable, royalty-bearing license under all rights owned or controlled by Catalent to one of its GMP-grade iPSC cell lines derived from human cord blood CD34+ cells, to develop, have developed, make, have made, use, have used, sell, offer for sale, have sold, distribute, have distributed, import, have imported and otherwise exploit or have exploited cell therapy products. The license (as amended, the “Catalent License”), permits the genetic modification of the licensed cell line and the development and commercialization of resulting cell therapy products for any indication. We have a right to use the Catalent License as a result of our acquisition of Clade.

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

In consideration for the rights granted, Clade paid Catalent an upfront fee. We are also required to pay certain product-by-product milestone payments upon the achievement of certain development and regulatory milestones up to an aggregate of $16.2 million or $12.15 million depending on the product. We additionally agreed to pay royalties equal to a low single digit percentage of net sales of each product during a defined royalty term, after which royalty term the license automatically becomes fully paid-up, perpetual, irrevocable and royalty-free. We also agreed to pay annual minimum fees during a defined period, with milestone payments and royalties paid in a calendar year creditable against the annual minimum fees payable for the same calendar year.

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

We incurred no impairment expense during the three months ended March 31, 2026 and 2025.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

Due to historical losses, we maintain a full valuation allowance against the unrealizable portion of our deferred tax assets.

Results of operations

Comparison of the three months ended March 31, 2026 and 2025.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025	Change

	(in thousands)
Collaboration revenue	$—	$109,164	$(109,164)
Operating expenses:
Research and development	17,105	26,580	(9,475)
General and administrative	6,579	8,408	(1,829)
Total operating expenses	23,684	34,988	(11,304)
Income (loss) from operations	(23,684)	74,176	(97,860)
Other income:
Interest income	2,019	2,422	(403)
Other income, net	20	(38)	58
Total other income	2,039	2,384	(345)
Net income (loss)	$(21,645)	$76,560	$(98,205)

Collaboration revenue

During the three months ended March 31, 2026 and 2025, we recognized revenue of $0 million and $109.2 million under our collaboration agreement with Bristol-Myers Squibb, respectively. See “Note 6—Bristol-Myers Squibb collaboration” to our consolidated financial statements for additional information. The Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the three months ended March 31, 2025. There will be no future collaboration revenues recognized under this collaboration agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025	Change

	(in thousands)
Personnel and related costs	$5,596	$9,984	$(4,388)
Facility and other allocated costs	3,468	5,322	(1,854)
Research and laboratory	7,468	9,475	(2,007)
Other	573	1,799	(1,226)
Total research and development expense	$17,105	$26,580	$(9,475)

Research and development expenses were $17.1 million and $26.6 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $9.5 million was primarily due to:

●	a decrease in personnel and related costs of $4.4 million due to a reduction in research and development staff.
●	a decrease in facility and other allocated costs of $1.9 million primarily due to a decrease in facility and other allocated costs due to the portfolio prioritization announced in the third quarter of 2025.
●	a decrease in research and laboratory expenses of $2 million primarily due to reduced spending on clinical trial related expenses for CNTY-101.

General and administrative expenses

General and administrative expenses were $6.6 million and $8.4 million for the three months ended March 31, 2026 and 2025, respectively. This decrease was primarily due to a reduction in personnel, and remeasurement of the contingent consideration liability offset by an increase in facility and other allocated costs due to the portfolio prioritization announced in the third quarter of 2025.

Interest income

Interest income was $2.0 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $792 million in net proceeds from the sales of our equity securities. As of March 31, 2026, we had cash, and cash equivalents of $51.0 million and investments of $165.9 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into the first quarter of 2029. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $813.6 million as of March 31, 2026.

In July 2022, we entered into a Sales Agreement with Cowen under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. In February of 2024, 4,084,502 shares of common stock were issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds.

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

In January 2026, we entered into a securities purchase agreement with certain institutional accredited investors (the “2026 Investors”), pursuant to which we issued and sold to the 2026 Investors in a private placement (the “2026 Private Placement”) (i) 92,030,595 shares of its common stock and accompanying warrants to purchase an aggregate of 58,695,648 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 25,360,704 shares of its common stock and accompanying warrants to purchase 12,680,352 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.0001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $1.15. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.1499. The pre-funded warrants are exercisable immediately. Each common stock warrant has an exercise price per share of $2.60. The common stock warrants are exercisable from the date of issuance and will expire 30 days following the public announcement of initial Phase 1 clinical data for CNTY-813 or, if earlier, on the third anniversary of closing. Aggregate gross proceeds were $135.0 million before deducting placement agent fees and offering expenses.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,262)	$(34,623)
Investing activities	(112,615)	27,930
Financing activities	126,623	120
Net decrease in cash, cash equivalents, and restricted cash	$(11,254)	$(6,573)

Operating activities

Net cash used in operating activities was $25.3 million and $34.6 million for the three months ended March 31, 2026 and 2025, respectively. Net cash used in operating activities during the three months ended March 31, 2026 consisted primarily of our net loss of $21.6 million offset by non-cash charges of $2.8 million and a decrease of $6.4 million in our net operating assets and liabilities. The non-cash charges of $2.8 million consisted primarily of $3 million for depreciation expense, non-cash operating lease expense of $0.4 million, and stock-based compensation expense of $1.4 million, partially offset by gain on remeasurement of contingent consideration liability of $1.8 million, and amortization of marketable securities of $0.2 million. The change in operating assets and liabilities was primarily due to a $0.8 million decrease in operating lease liability, a $1.6 million decrease in accounts payable, and a $4 million decrease in accrued expenses.

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

Investing activities

Net cash used in investing activities was $112.6 million for the three months ended March 31, 2026 and net cash provided by investing activities was $27.9 million for the three months ended March 31, 2025. Cash used in investing activities for the three months ended March 31, 2026 consisted primarily of the acquisition of property and equipment for $0.6 million, and acquisition of fixed maturity securities for $140.7 million which was partially offset by sale of fixed maturity securities of $28.7 million.

Net cash provided by investing activities was $27.9 million for the three months ended March 31, 2025. Cash provided by investing activities for the three months ended March 31, 2025 consisted primarily of the sale of fixed maturity securities of $43.3 million, which was partially offset by purchases of fixed maturity securities of $14.9 million

Financing activities

Net cash provided by financing activities was $126.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Cash provided by financing activities consisted of $0.2 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options, and $126.4 million of proceeds from the 2026 Private Placement.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2025. Cash provided by financing activities consisted of $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of March 31, 2026:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$8,653	17,990	18,670	23,934	$69,247

Payment obligations under our license, collaboration, and acquisition and merger agreements as of March 31, 2026 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of March 31, 2026, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 7 “Commitments and contingencies” for additional information.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2026, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $53.8 million as of March 31, 2026, which consisted of bank deposits and money market funds. We also had investments of $165.9 million as of March 31, 2026. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2026, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

(a)	The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended, or terminated by our directors and officers during the three months ended March 31, 2026:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non-Rule 10b5-1	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Description of Trading Arrangement
Gregory Russotti	Chief Technology and Manufacturing Officer	Terminated	February 10, 2026	X		September 30, 2026	160,000	Sales of shares of the Company’s common stock pursuant to the terms of the trading plan.
Gregory Russotti	Chief Technology and Manufacturing Officer	Adoption	February 18, 2026	X		February 12, 2027	200,000	Sales of shares of the Company’s common stock pursuant to the terms of the trading plan.

(1)A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement, or as otherwise provided in the trading arrangement.

Item 6. Exhibits.

Exhibit Number

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on January 8, 2026).
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on January 8, 2026).
10.1

Securities Purchase Agreement, dated January 7, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on January 8, 2026).

10.2

Registration Rights Agreement, dated January 7, 2026, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on January 8, 2026).

10.3**

First Amendment to the Catalent License Agreement for Use of Catalent IPSC Lines in Pre-Clinical and Clinical Development, and Commercialisation of Cell Therapies, dated March 25, 2026 by and between the Company and Catalent

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

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

**

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

Century Therapeutics, Inc.

Date: May 13, 2026	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Douglas Carr, CPA
Douglas Carr, CPA
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)