Form 10-Q
period 2026-06-30
Century Therapeutics, Inc.
filed 2026-08-12
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-40498

Century Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2040295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 N 38th Street, 12th Floor Philadelphia, Pennsylvania (Address of principal executive offices)	19104 (Zip Code)

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

As of August 3, 2026 the registrant had 181,075,321 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the early preclinical and clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, preclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the novelty of our approach to immuno-oncology and autoimmune treatments, utilizing induced pluripotent stem cell (“iPSC”) derived immune cells and islet cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	the initiation, progress, success, cost, and timing of our development activities, preclinical studies and clinical trials;
●	the timing of investigational new drug (“IND”) applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;

●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability, global health crises, geopolitical tensions or the outbreak of hostilities or war;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$49,642	$61,853
Short-term investments	70,070	55,261
Prepaid expenses and other current assets	5,056	3,655
Total current assets	124,768	120,769

Property and equipment, net	34,482	50,026
Operating lease right-of-use assets	13,513	16,139
Restricted cash	2,359	2,359
Long-term investments	77,477	—
Intangible assets	34,200	34,200
Security deposits and non-current assets	207	211
Total assets	$287,006	$223,704

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$4,823	$4,773
Accrued expenses and other liabilities	10,245	11,676
Contingent consideration liability, short-term	—	3,757
Deposit liability	—	20
Total current liabilities	15,068	20,226

Operating lease liability, long term	34,626	40,241
Other long-term liabilities	666	—
Deferred tax liability	4,301	4,301
Total liabilities	54,661	64,768

Common stock, $0.0001 par value, 300,000,000 shares authorized; 180,547,456 and 87,519,096 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18	9
Additional paid-in capital	1,081,133	950,814
Accumulated deficit	(848,112)	(791,917)
Accumulated other comprehensive (loss) income	(694)	30
Total stockholders’ equity	232,345	158,936
Total liabilities and stockholders’ equity	$287,006	$223,704

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Collaboration revenue	$—	$—	$—	$109,164

Operating expenses
Research and development	19,595	26,859	36,700	53,439
General and administrative	5,787	7,805	12,366	16,212
Loss on lease component termination	11,145	—	11,145	—
Total operating expenses	36,527	34,664	60,211	69,651

Income (loss) from operations	(36,527)	(34,664)	(60,211)	39,513

Interest income	1,982	2,010	4,001	4,431
Other income (loss)	(5)	113	15	75
Total other income	1,977	2,123	4,016	4,506

Net income (loss)	$(34,550)	$(32,541)	$(56,195)	$44,019

Net income (loss) per common share, basic and diluted	(0.17)	(0.38)	(0.28)	0.51
Weighted average common shares outstanding, basic	205,778,156	86,238,084	199,660,522	86,130,235
Weighted average common shares outstanding, diluted	205,778,156	86,238,084	199,660,522	86,207,666
Other comprehensive income (loss)
Net income (loss)	$(34,550)	$(32,541)	$(56,195)	$44,019
Unrealized loss on investments	(109)	(222)	(724)	(241)
Comprehensive income (loss)	$(34,659)	$(32,763)	$(56,919)	$43,778

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2025	87,519,096	$9	$950,814	$(791,917)	$30	$158,936
Issuance of common stock upon the exercise of stock options and 2021 ESPP	202,326	—	202	—	—	202
Vesting of restricted stock units	350,326	—	—	—	—	—
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs of $8,588	92,030,595	9	126,412	—	—	126,421
Unrealized loss on investments	—	—	—	—	(615)	(615)
Stock-based compensation	—	—	1,445	—	—	1,445
Net loss	—	—	—	(21,645)	—	(21,645)
Balance, March 31, 2026	180,102,343	$18	$1,078,873	$(813,562)	$(585)	$264,744
Issuance of common stock upon the exercise of stock options and 2021 ESPP	207,761	—	347	—	—	347
Vesting of restricted stock units	237,352	—	—	—	—	—
Additional issuance costs related to the issuance of common stock, warrants and pre-funded warrants	—	—	(37)	—		(37)
Unrealized loss on investments	—	—		—	(109)	(109)
Stock-based compensation	—	—	1,950	—	—	1,950
Net loss	—	—	—	(34,550)	—	(34,550)
Balance, June 30, 2026	180,547,456	$18	$1,081,133	$(848,112)	$(694)	$232,345

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2024	85,836,429	$9	$943,366	$(782,337)	$324	$161,362
Issuance of common stock upon exercise of stock options and 2021 ESPP	116,488	—	120	—	—	120
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	11,321	—	84	—	—	84
Vesting of restricted stock units	157,077		(94)	—	—	(94)
Unrealized loss on investments	—	—	—	—	(19)	(19)
Foreign currency translation	—	—	—	—	—	—
Stock-based compensation	—	—	2,426	—	—	2,426
Net income	—	—	—	76,560	—	76,560
Balance, March 31, 2025	86,146,049	$9	$945,902	$(705,777)	$305	$240,439
Vesting of restricted stock units	176,022	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(222)	(222)
Stock-based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	(32,541)	—	(32,541)
Balance, June 30, 2025	86,322,071	$9	$948,124	$(738,318)	$83	$209,898

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income (loss)	$(56,195)	$44,019
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,619	6,422
Non-cash operating lease expense (benefit)	818	968
Stock-based compensation	3,395	4,648
Accretion of investments	(359)	(1,501)
Change in fair value of contingent liabilities	(3,757)	145
Loss on lease component termination	11,145	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,217)	436
Operating lease liability	(1,775)	(2,347)
Deferred revenue	—	(109,164)
Accounts payable	48	(4)
Accrued expenses and other liabilities	(2,798)	(5,837)
Security deposit	(20)	—
Net cash used in operating activities	(45,096)	(62,215)

Cash flows from investing activities
Acquisition of property and equipment	(1,278)	(792)
Sale of property and equipment	59	—
Acquisition of fixed maturity securities, available for sale	(156,658)	(24,552)
Sale of fixed maturity securities, available for sale	63,029	85,813
Net cash provided (used in) by investing activities	(94,848)	60,469

Cash flows from financing activities
Proceeds from issuance of common stock and ESPP	549	120
Proceeds from PIPE, net of issuance costs	126,385	—
Net cash provided by financing activities	126,934	120

Net decrease in cash, cash equivalents, and restricted cash	(13,010)	(1,626)

Cash, cash equivalents and restricted cash, beginning of period	65,011	61,213

Cash, cash equivalents and restricted cash, end of period	$52,001	$59,587

Supplemental disclosure of cash and non-cash operating activities:
Recognition of ROU asset and lease liability at lease commencement	5,245	—
Remeasurement of lease liability modification	(8,396)	—
Remeasurement of right-of-use asset modification	(7,054)	—

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

Since inception, the Company has incurred negative cash flows from operations and net losses in most periods. During the three and six months ended June 30, 2026, the Company recognized a net loss of $34,550 and $56,195, respectively, and the Company used $45,096 of cash in operating activities during the six months ended June 30, 2026. Cash and cash equivalents and investments were $197,189 at June 30, 2026. Management expects to incur additional losses in the future to fund its operations and conduct product research and preclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2026, and the consolidated statements of operations and, comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, the consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2026 or for any other subsequent interim period. The consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of June 30, 2026 and December 31, 2025, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of June 30, 2026 and December 31, 2025, the Company had $2,359 and $3,158, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$49,642	$61,853
Restricted cash	2,359	2,359
Restricted cash included in prepaid and other current assets	—	799
Cash, cash equivalents, and restricted cash	$52,001	$65,011

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

Intangible Assets

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If the carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the six months ended June 30, 2026 and June 30, 2025, there were no impairment charges on the Company’s indefinite-lived intangible assets.

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

Note 3—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of June 30, 2026 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$42,459	—	—	42,459
U.S. Treasury	—	20,755	—	20,755
Corporate bonds	—	126,792	—	126,792
Total	$42,459	$147,547	$—	$190,006

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2025, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$58,030	—	—	$58,030
U.S. Treasury	—	4,606	—	4,606
Corporate bonds	—	50,655	—	50,655
Total	$58,030	$55,261	$—	$113,291

Liabilities:
Contingent consideration	—	—	3,757	3,757
Total	$—	$—	$3,757	$3,757

There were no transfers between levels during the period ended June 30, 2026. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of June 30, 2026:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$20,857	—	(102)	20,755
Corporate bonds	127,332	3	(543)	126,792
Total	$148,189	$3	$(645)	$147,547

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2025:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$4,604	$2	$—	$4,606
Corporate bonds	50,578	83	(6)	50,655
Total	$55,182	$85	$(6)	$55,261

The following table provides the maturities of our fixed maturity available-for-sale securities:

	June 30, 2026	December 31, 2025
Less than one year	$70,070	$55,261
One to five years	77,477	—
Total	$147,547	$55,261

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At June 30, 2026 and December 31, 2025, the Company had 152 and 17 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of June 30, 2026 and December 31, 2025, accrued interest receivable on available-for-sale investment debt securities totaling $1,478 and $393, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent consideration liability. See Note 7, “Commitments and contingencies.”

Milestone
Balance as of December 31, 2025	$3,757
Changes in fair value	(3,757)
Balance as of June 30, 2026	$-

	Gadeta	Holdback Shares	Milestone	Total
Balance as of December 31, 2024	$413	$625	$7,700	$8,738
Changes in fair value	-	(264)	409	145
Balance as of June 30, 2025	$413	$361	$8,109	$8,883

The change in fair value is recorded as general and administrative expense. As of June 30, 2026, the clinical development milestone was not achieved and the earn-out period expired. As a result, the contingent consideration liability was derecognized. The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of December 31, 2025:

December 31, 2025
Milestone:
Probability adjusted value of payments	$4,000
Discount rate	11.2%
Discount period (years)	0.5

Note 4—Property and equipment, net

The following is a summary of property and equipment, net:

	June 30, 2026	December 31, 2025
Lab equipment	$25,996	$32,695
Leasehold improvements	47,212	61,647
Construction in progress	546	105
Computer software and equipment	2,454	2,958
Furniture and fixtures	1,301	1,221
Total	77,509	98,626
Less: Accumulated depreciation	(43,027)	(48,600)
Property and equipment, net	$34,482	$50,026

Depreciation expense was $2,615 and $5,619 for the three and six months ended June 30, 2026, respectively, and $3,201 and $6,422 for the three and six months ended June 30, 2025, respectively. In connection with the partial lease termination in June 2026, as disclosed in Note 8, the Company disposed of certain leasehold improvements, furniture, fixtures, and equipment associated with the facility for nominal consideration. The disposed assets had a gross carrying value of approximately $22,146 and related accumulated depreciation of approximately $11,001 as of the disposal date, which resulted in a loss on lease component termination of $11,145 within the consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2026.

Note 5—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	June 30, 2026	December 31, 2025
Payroll and bonuses	$2,739	$4,632
Accrued clinical trial related costs	1,395	2,125
Professional and legal fees	2,071	1,595
Operating lease liability, current	4,040	3,324
Total accrued expenses and other liabilities	$10,245	$11,676

Note 6—Bristol-Myers Squibb Collaboration

On January 7, 2022, the Company entered into the Collaboration Agreement with Bristol-Myers Squibb to collaborate on the research, development and commercialization of iPSC-natural killer cells (“iNK”) and induced T cell (“iT” cell) programs for hematologic malignancies and solid tumors (the “BMS Collaboration Agreement”). The BMS Collaboration Agreement was within the scope of ASC 808, Collaborative Arrangements, as both parties were active participants in the arrangement and are exposed to significant risks and rewards. While this arrangement was in the scope of ASC 808, the Company analogizes to ASC 606 for the accounting for the BMS Collaboration Agreement, including for the delivery of goods and services (i.e., units of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue in the statements of operations.

Following an internal corporate portfolio prioritization process, Bristol-Myers Squibb notified the Company on December 12, 2024 that it would be terminating the BMS Collaboration Agreement in its entirety without cause. The termination was effective on March 12, 2025. As a result of the notice of termination, the Company concluded that the research and development services being provided to Bristol-Myers Squibb were substantially complete as of December 31, 2024, and accordingly, the remaining transaction price allocated to that performance obligation was recorded in the fourth quarter of 2024. The remaining transaction price related to the license option rights, which represented a material right of $109,164 was recognized in the first quarter of 2025 when the option right expired upon the termination of the BMS Collaboration Agreement. There will be no future collaboration revenues recognized under the BMS Collaboration Agreement.

Note 7—Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when future expenditures are probable and such expenditures can be reasonably estimated.

FCDI Agreements

The Company has a non-exclusive license agreement with FujiFilm Cellular Dynamics, Inc. (“FCDI”). The license provides the Company with certain patents and know-how related to the reprogramming of human somatic cells to iPSCs (the “Reprogramming License Agreement”). Under the Reprogramming License Agreement, the Company is required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization. Royalties are in the low single digits on the sale of all licensed products.

The Company also has an exclusive license agreement with FCDI (the “Differentiation License Agreement”). The Differentiation License Agreement provides the Company with patents and know-how related to human iPSC exclusively manufactured by FCDI.

In October 2019, the Company entered into the Master Collaboration Agreement with FCDI (the “FCDI Collaboration Agreement”), whereby FCDI provides certain services to the Company to develop and manufacture iPSCs and immune cells derived therefrom. FCDI provides services in accordance with the approved research plan and related research budget. The initial research plan covered the period from October 2019 through March 31, 2022. In July 2022, the Company amended the FCDI Collaboration Agreement to extend the term through September 30, 2025, and in September 2023, the Company amended the FCDI Collaboration Agreement in connection with the Autoimmune License (as defined below).

In March 2021, the Company entered into a Manufacturing Agreement with FCDI (“Manufacturing Agreement”), pursuant to which FCDI provides certain agreed upon technology transfer, process development, analytical testing and Current Good Manufacturing Practice (“cGMP”) manufacturing services to the Company.

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

In September 2023, the Company and FCDI entered into a worldwide license agreement whereby FCDI will grant non-exclusive licenses to the Company for certain patent rights and know-how related to cell differentiation and reprogramming for the development and commercialization of iPSC-derived therapies for the treatment of inflammatory and autoimmune diseases (the “Autoimmune License”). In addition, the Company and FCDI entered into an amendment to each of the Reprogramming License Agreement and the Differentiation License Agreement to expand the licenses related to the development and commercialization of iPSC-derived cancer immunotherapeutic to also include inflammatory and autoimmune diseases. Under the terms of these agreements, FCDI will be eligible to receive certain development and regulatory milestone payments as well as low single-digit royalties related to products developed in connection with such agreements.

During the three and six months ended June 30, 2026, the Company did not make any cash payments nor incur research and development expenses, related to the FCDI agreements.

During the three and six months ended June 30, 2025, the Company made payments of $397 and $1,915 and incurred research and development expenses of $387 and $1,878, respectively, recorded within research and development expenses in its consolidated statements of operations and comprehensive income (loss).

Distributed Bio Master Service Agreement

On July 24, 2019, the Company entered into a Master Service Agreement with Distributed Bio, Inc. (“DBio”), whereby DBio will screen for protein binders that bind to specific therapeutic targets (the “Master Service Agreement”). The Company pays for such services according to a payment schedule, and if the Company brings the protein binders into the clinic for further development, DBio will receive milestone payments of up to $16,100 in total for each product as the products move through the clinical development and regulatory approval processes. No milestone payments were due since the inception of the agreement.

During the three and six months ended June 30, 2026, the Company did not make any cash payments nor incur research and development expenses, related to the Master Service Agreement. The Company incurred $0 and $66 during the three and six months ended June 30, 2025, respectively.

iCELL Inc. Sublicense Agreement

In March 2020, the Company entered into a Sublicense Agreement with iCELL Inc. (“iCELL”) whereby iCELL granted the Company a license for certain patents and technology. The Company will pay iCELL royalties in the low single digits on net sales of the licensed product. In addition to the earned royalties, the Company will pay sales milestones, not to exceed $70,000, for the sales of the licensed product. iCELL is also eligible to receive payments of up to $4,250 in development and regulatory approval milestone payments. No milestones or royalties were due as of June 30, 2026 or June 30, 2025.

Clade Therapeutics

In connection with the acquisition of Clade in 2024, the Company was subject to a contingent milestone payment to the shareholders of Clade. As the clinical milestone was not achieved as of June 30, 2026, the Company derecognized the contingent liability which resulted in a gain within general and administrative expense on the consolidated statements of operations and comprehensive income (loss) of $1,939 and $3,757 for the three and six months ended June 30, 2026, respectively.

Catalent Dusseldorf GmbH

On December 12, 2022, Clade entered into a non-exclusive license agreement with Catalent Dusseldorf GmbH (“Catalent”), which was subsequently amended in March 2026, pursuant to which Catalent granted Clade a worldwide, non-exclusive, non-transferrable, royalty-bearing license under all rights owned or controlled by Catalent to one of its GMP-grade iPSC cell lines derived from human cord blood CD34+ cells, to develop, have developed, make, have made, use, have used, sell, offer for sale, have sold, distribute, have distributed, import, have imported and otherwise exploit or have exploited cell therapy products. The license (as amended, the “Catalent License”), permits the genetic modification of the licensed cell line and the development and commercialization of resulting cell therapy products for any indication. The Company has a right to use the Catalent License as a result of the Company’s acquisition of Clade.

Under the Catalent License, the Company may grant sublicenses to third parties to develop, manufacture and commercialize resulting products, but the Company may not sublicense the original cell line itself. Catalent retains ownership of the original cell line, and the Company owns the modified cells and resulting products that the Company makes from the original cell line, subject to certain restrictions and limited rights granted back to Catalent.

In consideration for the rights granted, Clade paid Catalent an upfront fee. The Company is also required to pay certain product-by-product milestone payments upon the achievement of certain development and regulatory milestones up to an aggregate of $16,200 or $12,150 depending on the product. The Company additionally agreed to pay royalties equal to a low single digit percentage of net sales of each product during a defined royalty term, after which royalty term the license automatically becomes fully paid-up, perpetual, irrevocable and royalty-free. The Company also agreed to pay annual minimum fees during a defined period, with milestone payments and royalties paid in a calendar year creditable against the annual minimum fees payable for the same calendar year.

The agreement remains in effect until terminated and may be terminated by the Company for convenience upon prior written notice or by either party for material breach, subject to specified cure periods. Certain provisions, including payment obligations, indemnification obligations and confidentiality obligations, survive termination. During the six months ended June 30, 2026 and 2025, no payments were made to Catalent.

Memorial Sloan-Kettering

In connection with the acquisition of Clade in 2024, the Company acquired rights under an Exclusive License Agreement entered into in August 2023 with Memorial Sloan-Kettering Cancer Center, Memorial Hospital for Cancer and Allied Diseases, and Sloan-Kettering Institute for Cancer Research (collectively “MSK”) (the “MSK Agreement”), under which MSK granted Clade a sublicensable, fee-paying and royalty-bearing license to commercially develop or exploit the licensed patent rights and licensed know-how (as defined in the MSK Agreement) related to MSK technology. The Company is required to pay certain product-by-product milestone payments to MSK upon the achievement of certain development and regulatory milestones up to an aggregate of $86,500 or $43,250 depending on the product. The Company also agreed to pay MSK royalties on a licensed product-by-licensed product and country-by-country basis equal to a low single digit percentage of net sales of each product during a defined royalty term, subject to a guaranteed minimum royalty payment per year, after which royalty term the license automatically becomes fully paid-up, perpetual, irrevocable and royalty-free.

Lease Guaranty

In connection with the surrender of a leased floor within the Company’s Philadelphia, Pennsylvania headquarters as described in Note 8, the Company executed a guaranty (the “Lease Guaranty”) in favor of the landlord of the payment obligations of the replacement tenant, an unrelated third party, related to a new direct lease between the landlord and that tenant for the floor. The Lease Guaranty covers the replacement tenant's base rent and its pro rata share of operating expenses for the floor, together with the landlord's enforcement costs. The Lease Guaranty runs through March 2034, concurrent with the replacement tenant's payment obligations.

The maximum potential future undiscounted payments the Company may be obligated to make under the Lease Guaranty, including base rent and property operating costs, are approximately $14,949, which is not reduced by any amounts that may be recovered under the recourse provisions described below. Guaranteed base rent payments begin December 1, 2026 following the replacement tenant's rent abatement period. The Company would be required to perform under the Lease Guaranty only upon nonpayment by the replacement tenant of its obligations. Based on the Company's assessment of the replacement tenant's financial condition, the Company considers the likelihood of being required to perform under the guarantee to be remote.

At inception, the Company recognized a liability of $666 for the estimated fair value of the Lease Guaranty, which is included in other long-term liabilities. The estimated fair value was based on a low probability of expected performance on the guarantee, discounted over the term of the guarantee period. No contingent loss has been accrued because a loss under the guaranty is not considered probable. The Company will reduce the liability on a systematic and rational basis as it is released from risk over the term of the guaranty;

The replacement tenant has provided the Company an indemnification agreement under which it agrees to reimburse the Company for amounts the Company pays under the Lease Guaranty. The Company will recognize any recovery under the indemnification agreement as an asset only when a loss under the Lease Guaranty is incurred and recovery is probable and reasonably estimable. To date, no such asset has been recognized.

Note 8—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $95 and $403 within security deposits and noncurrent assets in its consolidated balance sheets at June 30, 2026 and December 31, 2025, respectively.

In June 2026, the Company executed a Third Amendment to its lease for office and laboratory space for its headquarters in Philadelphia, Pennsylvania. Under the Third Amendment, effective June 15, 2026, the Company (i) surrendered and terminated its lease of the 11th floor (31,734 rentable square feet), (ii) paid the landlord a termination fee of $451, and (iii) continued to lease the 12th and 13th floors under a revised base rent through March 2034. The Company accounted for the surrender of the 11th floor as partial lease termination and the changes to the 12th and 13th floors as a modification that was not a separate contract, remeasuring the related lease liabilities using discount rates determined at the effective date and adjusting the corresponding right-of-use assets. Pursuant to the lease modification rules, any consideration paid or to be paid in connection with the partial lease termination was allocated to the remaining lease components.

The Company also sold equipment and leasehold improvements to the replacement tenant that signed a separate lease agreement with the landlord for nominal consideration, which resulted in a loss on lease component termination of $11,145 during the second quarter of 2026.

In September 2025, the Company executed a series of lease modifications with the same landlord that resulted in the early termination of its leases in Seattle, WA (“Seattle”) and Boston, MA (“Boston”). Concurrently, the Company entered into a new lease agreement in Watertown, MA (“Watertown”), set to begin upon the termination of the Boston lease. The Seattle lease was terminated on December 31, 2025, while the Boston lease was terminated on January 27, 2026, aligning with the commencement date of the Watertown lease. As a result of these lease modifications, the Company recorded a reduction of its right-of-use assets of $6,455 and lease liabilities totaling $7,850, which resulted in the recognition of a gain of $1,395 in the third quarter of 2025 related to the Seattle lease which had previously been impaired.

The Watertown lease commenced on January 27, 2026 and the Company recognized $5,245 of right-of-use asset and lease liability, upon the commencement of the lease.

The Company’s leases have initial lease terms ranging from 5 to 16 years. Certain lease agreements contain provisions for future rent increases. Variable lease costs generally include common area maintenance and real estate taxes.

Following the reduction in force that occurred in July 2025, the Company is planning to sublease part of its Philadelphia, Pennsylvania headquarters location. The Company evaluated the right-of-use asset for impairment as a result of this change in strategy and recorded an impairment charge of $6,763 during the third quarter of 2025.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense:
Fixed lease cost	$1,586	$1,736	$3,214	$3,480
Variable lease cost	845	725	1,966	1,389
Total operating lease expense	$2,431	$2,461	$5,180	$4,869

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		June 30,	December 31,
	Location in Balance Sheet	2026	2025
Operating lease right-of-use asset, net	Operating lease right-of-use assets	$13,513	$16,139
Operating lease liability, current	Accrued expenses and other liabilities	4,040	3,324
Operating lease liability, long-term	Operating lease liability, long-term	34,626	40,241
Total operating lease liability		$38,666	$43,565

The following table reflects supplemental lease term and discount rate information related to leases:

	As of June 30, 2026	As of December 31, 2025
Weighted-average remaining lease terms - operating leases	7.3 years	7.0 years
Weighted-average discount rate - operating leases	10.7%	10.2%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025
Operating cash flows from operating leases	$(1,775)	$(4,858)

The following table reflects future minimum lease payments under noncancelable leases as of June 30, 2026:

Operating Leases
2026	$4,246
2027	7,392
2028	7,586
2029	7,786
2030	7,991
Thereafter	20,812
Total lease payments	55,813
Less: Imputed interest	(17,147)
Total	$38,666

Note 9—Income taxes

During the six months ended June 30, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. While the Company utilized a portion of its existing net operating loss carryforwards during tax year 2023, the Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its

U.S. deferred tax assets. As a result, as of June 30, 2026, the Company has recorded a full valuation allowance against its net deferred tax assets, exclusive of its deferred tax liability on in-process research and development (“IPR&D”) in the U.S.

Note 10—Basic and diluted net income (loss) per common share

The Company’s potentially dilutive securities, which include Restricted Stock Units (“RSUs”), restricted stock, warrants, and stock options to purchase shares of the Company’s common stock, have been included in the computation of dilutive net income (loss) per share as applicable. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025 because including them would have an anti-dilutive effect.

	Three and Six Months Ended
	June 30,	June 30,
	2026	2025
Stock options to purchase common stock	11,456,452	6,739,549
Unvested restricted stock units	7,051,012	4,052,917
Warrants	58,727,657	32,009
Total	77,235,121	10,824,475

Note 11—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. During the three and six months ended June 30, 2026, the Company made $135 and $375, respectively, in contributions under the 401(k) Plan. During the three and six months ended June 30, 2025, the Company made $232 and $629, respectively, in contributions under the 401(k) Plan. Contribution expense has been recognized in the consolidated statements of operations for each period.

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2026, the 2021 Incentive Plan reserved shares were increased under clause (i) by 4,375,955 shares, effective as of January 1, 2026. As of June 30, 2026, there were 3,717,710 shares available for issuance under the 2021 Incentive Plan.

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

The Company recognizes the costs of the stock-based compensation as the employees vest in the awards.

As of June 30, 2026, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	18,507,464
Shares available for future stock option and RSU grants	3,717,710
Shares available for employee stock purchase plan	579,499
Total	22,804,673

The shares of Common Stock available under the 2021 Incentive Plan as of June 30, 2026 are as follows:

Shares
Balance December 31, 2025	4,175,446
Shares reserved for issuance	4,375,955
Options granted	(3,649,811)
RSUs granted	(2,229,578)
Options and RSUs forfeited / cancelled	1,045,698
Balance June 30, 2026	3,717,710

Stock Options

The following table summarizes stock option activity for the six month period ended June 30, 2026:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2026	9,105,976	$4.30	5.75	$649
Granted	3,649,811	1.94	—	1,891
Exercised	(350,078)	1.49	—	336
Forfeited	(145,137)	2.32	—	109
Cancelled	(804,120)	8.48	—	7
Outstanding, June 30, 2026	11,456,452	$5.19	7.09	$5,979
Exercisable at June 30, 2026	5,982,722	$5.77	5.19	$1,948

The weighted average grant date fair value of awards for options granted during the six months ended June 30, 2026 was $1.26. As of June 30, 2026, there was $6,345 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 3.00 years. The aggregate intrinsic value of options vested and exercisable as of June 30, 2026 and 2025 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2026 and 2025 was $240 and $45, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	June 30, 2026	December 31, 2025
Expected dividend rate	—	—
Expected option term (years)	6.07	6.03
Expected volatility	82.81%	79.28%
Risk-free interest rate	3.79%	3.96%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Research and development	$822	$1,494	$1,660	$3,074
General and administrative	1,128	728	1,735	1,574
Total stock-based compensation	$1,950	$2,222	$3,395	$4,648

Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Stock options	$1,176	1,682	1,897	$3,540
Restricted stock units	762	506	1,474	999
Restricted stock awards	—	—	—	40
Employee stock purchase plan	12	34	24	69
Total stock-based compensation	$1,950	2,222	3,395	$4,648

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2026:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2025	5,645,957	$0.85
Granted	2,229,578	1.88
Forfeited	(96,441)	1.57
Vested	(728,082)	1.49
Total Unvested June 30, 2026	7,051,012	$1.10

As of June 30, 2026, there was $6,354 of total unrecognized compensation expense related to the unvested restricted stock with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.92 years.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023, 2024, 2025 and 2026, the board waived the annual increase to the shares reserved under the ESPP. As of June 30, 2026, there were 579,499 shares available for issuance, under the ESPP.

Note 13—Common Stock

At-The-Market

The Company has a Sales Agreement (the “Sales Agreement”), with Cowen and Company, LLC, (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”). Shares of common stock pursuant to the ATM Program were previously made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-265975) (the “Prior Shelf”). Upon the expiration of the Prior Shelf, the Company filed a new shelf registration statement on Form S-3 (File No. 333-288616) (the “New Shelf”), which became effective in January 2026. The Company filed a prospectus supplement to the New Shelf for the ATM Program in March 2026. During the six months ended June 30, 2026, and 2025, the Company did not have any sales in the ATM Program.

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

The 2026 Private Placement closed on January 9, 2026. The net proceeds received by the Company were approximately $126,400. The Company intends to use the net proceeds from the 2026 Private Placement to fund development of its lead product candidate, CNTY-813, and for working capital and other general corporate purposes.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Collaboration revenue	$—	$—	$—	$109,164
Less cost and expense:
Research and development
Personnel and related costs	$5,752	$9,715	$11,348	$19,699
Facility and other allocated costs	3,589	5,525	7,057	10,847
Research and laboratory	9,454	10,495	16,922	19,970
Other research and development	800	1,124	1,373	2,923
General and administrative	5,787	7,805	12,366	16,212
Loss on lease component termination	11,145	—	11,145	—
Other segment (income) expense	(1,977)	(2,123)	(4,016)	(4,506)
Net income (loss)	$(34,550)	$(32,541)	$(56,195)	$44,019

Other segment (income)/expense includes interest income and other income (expense).

Note 15—Subsequent Events

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

Overview

We are a biotechnology company harnessing the power of allogeneic pluripotent stem cell therapies to develop potentially curative cell therapy products for autoimmune diseases, including type 1 diabetes (“T1D”), and cancer. Our islet, T cell and NK cell programs are allogeneic, meaning they are derived from healthy donors for use in any patient, rather than being sourced from an individual for their own specific use, as is the case with autologous T cells. As a result, we believe such “off-the-shelf” therapies have the potential to overcome the limitations of first-generation cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. What we believe further sets us apart from other allogeneic approaches is our focus on induced pluripotent stem cells (“iPSCs”), which possess the unique ability to self-renew indefinitely and differentiate into any cell type, enabling virtually unlimited genetic editing, consistent reproducibility, and scalable manufacturing. We have created a comprehensive, genetically engineered allogeneic cell therapy platform that includes:

●	Our proprietary Allo-Evasion™ technology, now in version 5.0, designed to prevent rejection of our cell products by the host immune system, enabling the potential for persistence and re-dosing of therapy;
●	Industry-leading iPSCs and differentiation know-how to generate fully functional mature cells from iPSCs (“iPSC-derived cells”);
●	Precision gene editing that allows us to incorporate multiple transgenes and disrupt target genes intended to optimize cell product performance; and
●	Cutting-edge GMP manufacturing footprint and capabilities intended to drive scale advantages and reduce cost of goods sold (“COGS”), while minimizing product development and supply risk in-house.

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of cell types we can generate from iPSCs, including iPSC-derived islet cells, iPSC-derived CD4+ and CD8+

ab T cells, (“ab iT cells”), and iPSC-natural killer cells (“iNK cells”), among other cell types. We believe this capability enables optimal matching of cell characteristics to disease indication, ensuring we target the right cell for the right indication. Core to our unique approach is engineering a suite of precise gene edits into each product that are designed to safely avoid the patient’s own immune system to enable durable, potentially curative, effects.

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

CNTY-813 is our iPSC-derived islet replacement therapy for T1D and our lead pipeline program. CNTY-813 is engineered with Allo-Evasion™ 5.0. We continue to advance CNTY-813 through IND-enabling studies and expect to submit an IND for CNTY-813 in the fourth quarter of 2026 and anticipate initial clinical data in the second half of 2027, subject to completion of remaining IND-enabling studies and regulatory clearance. In June 2026, we presented preclinical data showing that CNTY-813 islets rapidly restored normoglycemia in STZ-induced diabetic mice and that Allo-Evasion™ 5.0 protected CNTY-813 from rejection in a humanized mouse, amongst other findings. Additionally, our presentation showed that the Phase 1 clinical manufacturing process was established and executed from a master cell bank across 3 independent batches, indicating a scalable iPSC-derived islet manufacturing process.

We also continue to advance IND-enabling studies for CNTY-308, a CD19-targeted CD4+/CD8+ ab CAR-iT cell therapy engineered with Allo-Evasion™ 5.0, being developed as a potential treatment for B-cell-mediated diseases. In previously presented preclinical studies, CNTY-308 demonstrated functional comparability to primary CAR-T cells, including target-mediated proliferation, cytokine secretion, and long-term persistence. Subject to completion of these IND-enabling studies and receipt of requisite regulatory clearance, we expect CNTY-308 to enter the clinic in 2026.

In January 2026, we entered into a securities purchase agreement with the 2026 Investors in connection with the 2026 Private Placement.

Based on our current business plans, we believe our cash, cash equivalents and investments as of June 30, 2026 of $197.2 million will be sufficient for us to fund our operating expenses and capital expenditures requirements into the first quarter of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

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

During the three and six months ended June 30, 2026, we did not make any material payments nor incur material expenses related to the FCDI Agreements.

During the three and six months ended June 30, 2025, we made payments of $0.4 million and $1.9 million and incurred research and development expenses of $0.4 million and $1.9 million.

iCELL Inc. and Distributed Bio, Inc.

We also have entered into a sublicense agreement with iCELL and a master services agreement with Distributed Bio, Inc. (“DBio”). See “Note 7—Commitments and contingencies” to our consolidated financial statements.

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

Memorial Sloan-Kettering

In connection with the acquisition of Clade in 2024, we acquired rights under an Exclusive License Agreement entered into in August 2023 with Memorial Sloan-Kettering Cancer Center, Memorial Hospital for Cancer and Allied Diseases and Sloan-Kettering Institute for Cancer Research (collectively “MSK”) (the “MSK Agreement”), under which MSK granted a sublicensable, fee-paying and royalty-bearing license to commercially develop or exploit the licensed patent rights defined in the MSK Agreement. We are required to pay certain product-by-product milestone payments to MSK upon the achievement of certain development and regulatory milestones up to an aggregate of $86.5 million or $43.3 million depending on the product. We also agreed to pay MSK royalties on a licensed product-by-licensed product and country-by-country basis equal to a low single digit percentage of net sales of each product during a defined royalty term, subject to a guaranteed minimum royalty payment per year, after which royalty term the license automatically becomes fully paid-up, perpetual, irrevocable and royalty-free.

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

Research and development expenses consist of personnel-related costs, including salaries, and benefits, stock compensation expense, external research and development expenses incurred under arrangements with third parties, laboratory supplies, costs to acquire and license technologies, facility and other allocated expenses, including rent, depreciation, and allocated overhead costs, and other research and development expenses.

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

Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase for the foreseeable future as we expand our research and development efforts including expanding the capabilities of our iPSC cell therapy platforms, identifying product candidates, progressing preclinical studies and clinical trials, seeking regulatory approval of our product candidates, and incurring costs to acquire and license technologies aligned with our goal of translating iPSCs to therapies. A change in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates.

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

Loss on lease component termination

In June 2026, the Company exited a portion of its Philadelphia, Pennsylvania headquarters and recognized a loss of $11.1 million related to the disposal of property and equipment and leasehold improvements.

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

We incurred no impairment expense during the six months ended June 30, 2026 and 2025.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

Due to historical losses, we maintain a full valuation allowance against the unrealizable portion of our deferred tax assets.

Results of operations

Comparison of the three months ended June 30, 2026 and 2025.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025	Change

	(in thousands)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	19,595	26,859	(7,264)
General and administrative	5,787	7,805	(2,018)
Loss on lease component termination	11,145	—	11,145
Total operating expenses	36,527	34,664	1,863
Income (loss) from operations	(36,527)	(34,664)	(1,863)
Other income:
Interest income	1,982	2,010	(28)
Other income, net	(5)	113	(118)
Total other income	1,977	2,123	(146)
Net loss	$(34,550)	$(32,541)	$(2,009)

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025	Change

	(in thousands)
Personnel and related costs	$5,752	$9,715	$(3,963)
Facility and other allocated costs	3,589	5,525	(1,936)
Research and laboratory	9,454	10,495	(1,041)
Other	800	1,124	(324)
Total research and development expense	$19,595	$26,859	$(7,264)

Research and development expenses were $19.6 million and $26.9 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $7.3 million was primarily due to:

●	a decrease in personnel and related costs of $4.0 million due to a reduction in research and development staff;
●	a decrease in facility and other allocated costs of $2.0 million primarily due to the portfolio prioritization; and
●	a decrease in research and laboratory expenses of $1.0 million primarily due to reduced spending on clinical trial related expenses for CNTY-101.

General and administrative expenses

General and administrative expenses were $5.8 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively. This decrease was primarily due to a reduction in personnel, and remeasurement of the contingent consideration liability offset by an increase in facility and other allocated costs due to the portfolio prioritization.

Loss on lease component termination

The loss on the termination of the partial lease was $11.1 million and $0 for the three months ended June 30, 2026 and 2025, respectively. This increase was due to the partial termination of the lease of the Company’s Philadelphia, Pennsylvania headquarters.

Interest income

Interest income was $2.0 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Results of operations

Comparison of the six months ended June 30, 2026 and 2025.

The following table summarizes our results of operations for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	Change

	(in thousands)
Collaboration revenue	$—	$109,164	$(109,164)
Operating expenses:
Research and development	36,700	53,439	(16,739)
General and administrative	12,366	16,212	(3,846)
Loss on lease component termination	11,145	—	11,145
Total operating expenses	60,211	69,651	(9,440)
Income (loss) from operations	(60,211)	39,513	(99,724)
Other income:
Interest income	4,001	4,431	(430)
Other income, net	15	75	(60)
Total other income	4,016	4,506	(490)
Net income (loss)	$(56,195)	$44,019	$(100,214)

Collaboration revenue

During the six months ended June 30, 2026 and 2025, we recognized revenue of $0 and $109.2 million under the BMS Collaboration Agreement, respectively. See Note 6, “Bristol-Myers Squibb Collaboration” to our consolidated financial statements for additional information. The BMS Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the six months ended June 30, 2025. There will be no future collaboration revenues recognized under the BMS Collaboration Agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	Change

	(in thousands)
Personnel and related costs	$11,348	$19,699	$(8,351)
Facility and other allocated costs	7,057	10,847	(3,790)
Research and laboratory	16,922	19,970	(3,048)
Other	1,373	2,923	(1,550)
Total research and development expense	$36,700	$53,439	$(16,739)

Research and development expenses were $36.7 million and $53.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $16.7 million was primarily due to:

●	a decrease in personnel and related costs of $8.4 million due to a reduction in research and development staff announced in the prior year;
●	a decrease in facility and other allocated costs of $3.8 million primarily due to the portfolio prioritization; and
●	a decrease in research and laboratory expenses of $3.0 million primarily due to reduced spending on clinical trial related expenses for CNTY-101.

General and administrative expenses

General and administrative expenses were $12.4 million and $16.2 million for the six months ended June 30, 2026 and 2025, respectively. This decrease was primarily due to a reduction in personnel, and remeasurement of the contingent consideration liability offset by an increase in facility and other allocated costs due to the portfolio prioritization.

Loss on lease component termination

The loss on the termination of the partial lease was $11.1 million and $0 for the six months ended June 30, 2026 and 2025, respectively. This increase was due to the partial termination of the lease of the Company’s Philadelphia, Pennsylvania headquarters.

Interest income

Interest income was $4.0 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $792 million in net proceeds from the sales of our equity securities. As of June 30, 2026, we had cash, and cash equivalents of $49.6 million and investments of $147.5 million. Based on our research and development plans, we believe our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditures requirements into the first quarter of 2029. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $848.1 million as of June 30, 2026.

In July 2022, we entered into the Sales Agreement with Cowen under which we may offer and sell, from time to time in our sole discretion, shares of our common stock, having an aggregate offering price of up to $150 million through Cowen as sales agent. In February of 2024, 4,084,502 shares of common stock were issued and sold pursuant to the Sales Agreement at a weighted-average price of $4.50 per share, resulting in approximately $18.4 million in gross proceeds.

In April 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional accredited investors, or the Investors, pursuant to which we agreed to issue and sell to the Investors in a private placement an aggregate of 15,873,011 shares of common stock (the “Private Placement Shares”) at a price of $3.78 per share (“the Private Placement”). We received aggregate gross proceeds from the Private Placement of approximately $60 million, before deducting placement agent fees and offering expenses.

In January 2026, we entered into a securities purchase agreement with the 2026 Investors, pursuant to which we issued and sold to the 2026 Investors in the 2026 Private Placement (i) 92,030,595 shares of its common stock and accompanying warrants to purchase an aggregate of 58,695,648 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 25,360,704 shares of its common stock and accompanying warrants to purchase 12,680,352 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.0001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $1.15. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.1499. The pre-funded warrants are exercisable immediately. Each common stock warrant has an exercise price per share of $2.60. The common stock warrants are exercisable from the date of issuance and will expire 30 days following the public announcement of initial Phase 1 clinical data for CNTY-813 or, if earlier, on the third anniversary of closing. Aggregate gross proceeds were $135.0 million before deducting placement agent fees and offering expenses.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,096)	$(62,215)
Investing activities	(94,848)	60,469
Financing activities	126,934	120
Net decrease in cash, cash equivalents, and restricted cash	$(13,010)	$(1,626)

Operating activities

Net cash used in operating activities was $45.1 million and $62.2 million for the six months ended June 30, 2026 and 2025, respectively. Net cash used in operating activities during the six months ended June 30, 2026 consisted primarily of our net loss of $56.2 million and a decrease of $5.8 million in our net operating assets and liabilities, offset by non-cash charges of $16.9 million. The non-cash charges consisted primarily of the loss on the terminated lease component of $11.1 million, $5.6 million for depreciation expense, stock-based compensation expense of $3.4 million, and non-cash operating lease expense of $0.8 million, partially offset by the change in fair value of the contingent consideration of $3.8 million with the remaining change due to the accretion of investments. The change in operating assets and liabilities was primarily due to a $1.2 million increase in prepaid expenses and a $2.8 million decrease in accrued expenses and other liabilities.

Net cash used in operating activities during the six months ended June 30, 2025 consisted primarily of our net income of $44.0 million and a non-cash charges of $10.7 million, offset by a decrease of $116.8 million in our net operating assets and liabilities. The non-cash charges of $10.7 million consisted primarily of $6.4 million for depreciation expense, non-cash operating lease benefit of $1.0 million, and stock-based compensation expense of $4.6 million, partially offset by amortization of marketable securities of $1.5 million and loss on contingent consideration liability of $0.1 million. The change in operating assets and liabilities was primarily due to a $2.3 million decrease in operating lease liability, a $109.2 million decrease in deferred revenue due to the termination of the BMS Collaboration Agreement, and a $5.8 million decrease in accrued expenses.

Investing activities

Net cash used in investing activities was $94.9 million for the six months ended June 30, 2026 and net cash provided by investing activities was $60.5 million for the six months ended June 30, 2025. Cash used in investing activities for the six months ended June 30, 2026 consisted primarily of the purchase of fixed maturity securities for $156.7 million, which was partially offset by proceeds from the sale of fixed maturity securities of $63.0 million.

Cash provided by investing activities for the six months ended June 30, 2025 consisted primarily of the sale of fixed maturity securities of $85.8 million, which was partially offset by purchases of fixed maturity securities of $24.6 million.

Financing activities

Net cash provided by financing activities was $126.9 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Cash provided by financing activities consisted primarily of $126.4 million in proceeds from the 2026 Private Placement.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2025. Cash provided by financing activities consisted of $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of June 30, 2026:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$7,918	15,174	15,305	17,416	$55,813

Payment obligations under our license, collaboration, acquisition and merger agreements, and lease payment guaranty as of June 30, 2026 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, royalties on net product sales, or the financial condition of an unrelated third party. As of June 30, 2026, the timing and likelihood of achieving the milestones and success payments and generating future product sales, or resuming payments on the terminated lease component, are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 7, “Commitments and contingencies” for additional information.

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

Critical accounting policies and significant judgments and estimates

Refer to Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our critical accounting policies.

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2026, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $52.0 million as of June 30, 2026, which consisted of bank deposits and money market funds. We also had investments of $147.5 million as of June 30, 2026. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2026, there were no changes in our internal control over financial reporting that occurred during the six months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c) trading arrangements under the Exchange Act.

Item 6. Exhibits.

Exhibit Number

3.1

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation, as amended, of Century Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-40498) filed on June 12, 2026)

10.1**

Exclusive License Agreement for MSK’s Technology, dated August 24, 2023, by and among the Company and Memorial Sloan-Kettering Cancer Center, Memorial Hospital for Cancer and Allied Diseases and Sloan-Kettering Institute for Cancer Research

10.2	Amended and Restated Employment Agreement with Chad Cowan, Ph.D., dated June 15, 2026

10.3**	Third Amendment to Lease, dated June 15, 2026, by and between uCity Square One Owner, LLC, and Century Therapeutics, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: August 12, 2026	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Douglas Carr, CPA
Douglas Carr, CPA
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)