Form 10-Q
period 2026-09-30
Century Therapeutics, Inc.
filed 2026-11-12
CIK 1850119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026 the registrant had 181,597,002 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the early preclinical and clinical nature of our business and our ability to successfully advance our current and future product candidates, through development activities, nonclinical studies, and clinical trials;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the novelty of our approach to immuno-oncology and autoimmune treatments, utilizing induced pluripotent stem cell (“iPSC”) derived immune cells and islet cells, and the challenges we will face due to the novel nature of such technology;
●	the success of competing therapies that are or may become available;
●	the initiation, progress, success, cost, and timing of our development activities, nonclinical studies and clinical trials;
●	the timing of investigational new drug (“IND”) applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of IND applications for our product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our current and future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;

●	the public opinion and scrutiny of cell-based immuno-oncology and autoimmune therapies and its potential impact on public perception of our company and product candidates;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, banking instability, global health crises, geopolitical tensions or the outbreak of hostilities or war;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those described or incorporated by reference under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$45,016	$61,853
Short-term investments	72,185	55,261
Prepaid expenses and other current assets	5,512	3,655
Total current assets	122,713	120,769

Property and equipment, net	32,832	50,026
Operating lease right-of-use assets	13,394	16,139
Restricted cash	2,359	2,359
Long-term investments	56,924	—
Intangible assets	34,200	34,200
Security deposits and non-current assets	204	211
Total assets	$262,626	$223,704

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$2,983	$4,773
Accrued expenses and other liabilities	11,062	11,676
Contingent consideration liability, short-term	—	3,757
Deposit liability	—	20
Total current liabilities	14,045	20,226

Operating lease liability, long term	33,647	40,241
Other long-term liabilities	666	—
Deferred tax liability	4,301	4,301
Total liabilities	52,659	64,768

Common stock, $0.0001 par value, 450,000,000 shares authorized at September 30, 2026 and 300,000,000 shares authorized at December 31, 2025; 181,243,059 and 87,519,096 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	18	9
Additional paid-in capital	1,082,652	950,814
Accumulated deficit	(871,565)	(791,917)
Accumulated other comprehensive (loss) income	(1,138)	30
Total stockholders’ equity	209,967	158,936
Total liabilities and stockholders’ equity	$262,626	$223,704

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Collaboration revenue	$—	$—	$—	$109,164

Operating expenses
Research and development	18,060	22,526	54,760	75,972
General and administrative	7,146	6,835	19,512	23,047
Loss on lease component termination	—	—	11,145	—
Impairment of long-lived assets	—	6,763	—	6,763
Total operating expenses	25,206	36,124	85,417	105,782

Income (loss) from operations	(25,206)	(36,124)	(85,417)	3,382

Interest income	1,753	1,605	5,754	6,037
Other income	—	97	15	172
Total other income	1,753	1,702	5,769	6,209

Net income (loss)	$(23,453)	$(34,422)	$(79,648)	$9,591

Net income (loss) per common share, basic	(0.11)	(0.40)	(0.39)	0.11
Net income (loss) per common share, diluted	(0.11)	(0.40)	(0.39)	0.11
Weighted average common shares outstanding, basic	206,438,860	86,464,066	201,944,356	86,312,863
Weighted average common shares outstanding, diluted	206,438,860	86,464,066	201,944,356	86,390,294
Other comprehensive income (loss)
Net income (loss)	$(23,453)	$(34,422)	$(79,648)	$9,591
Unrealized loss on investments	(444)	(19)	(1,168)	(260)
Comprehensive income (loss)	$(23,897)	$(34,441)	$(80,816)	$9,331

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2025	87,519,096	$9	$950,814	$(791,917)	$30	$158,936
Issuance of common stock upon the exercise of stock options and 2021 ESPP	202,326	—	202	—	—	202
Vesting of restricted stock units	350,326	—	—	—	—	—
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs of $8,588	92,030,595	9	126,412	—	—	126,421
Unrealized loss on investments	—	—	—	—	(615)	(615)
Stock-based compensation	—	—	1,445	—	—	1,445
Net loss	—	—	—	(21,645)	—	(21,645)
Balance, March 31, 2026	180,102,343	$18	$1,078,873	$(813,562)	$(585)	$264,744
Issuance of common stock upon the exercise of stock options and 2021 ESPP	207,761	—	347	—	—	347
Vesting of restricted stock units	237,352	—	—	—	—	—
Additional issuance costs related to the issuance of common stock, warrants and pre-funded warrants	—	—	(37)	—		(37)
Unrealized loss on investments	—	—	—	—	(109)	(109)
Stock-based compensation	—	—	1,950	—	—	1,950
Net loss	—	—	—	(34,550)	—	(34,550)
Balance, June 30, 2026	180,547,456	$18	$1,081,133	$(848,112)	$(694)	$232,345
Issuance of common stock upon the exercise of stock options and 2021 ESPP	72,514	—	76	—	—	76
Vesting of restricted stock units	623,089	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(444)	(444)
Stock-based compensation	—	—	1,443	—	—	1,443
Net loss	—	—	—	(23,453)	—	(23,453)
Balance, September 30, 2026	181,243,059	$18	$1,082,652	$(871,565)	$(1,138)	$209,967

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2024	85,836,429	$9	$943,366	$(782,337)	$324	$161,362
Issuance of common stock upon exercise of stock options and 2021 ESPP	116,488	—	120	—	—	120
Vesting of restricted stock	24,734	—	—	—	—	—
Vesting of early exercise stock options	11,321	—	84	—	—	84
Vesting of restricted stock units	157,077		(94)	—	—	(94)
Unrealized loss on investments	—	—	—	—	(19)	(19)
Foreign currency translation	—	—	—	—	—	—
Stock-based compensation	—	—	2,426	—	—	2,426
Net income	—	—	—	76,560	—	76,560
Balance, March 31, 2025	86,146,049	$9	$945,902	$(705,777)	$305	$240,439
Vesting of restricted stock units	176,022	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(222)	(222)
Stock-based compensation	—	—	2,222	—	—	2,222
Net loss	—	—	—	(32,541)	—	(32,541)
Balance, June 30, 2025	86,322,071	$9	$948,124	$(738,318)	$83	$209,898
Issuance of common stock upon the exercise of stock options and 2021 ESPP	105,773	—	—	—	—	—
Vesting of restricted stock units	99,923	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(19)	(19)
Stock-based compensation	—	—	891	—	—	891
Net loss	—	—	—	(34,422)	—	(34,422)
Balance, September 30, 2025	86,527,767	$9	$949,015	$(772,740)	$64	$176,348

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income (loss)	$(79,648)	$9,591
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,804	9,551
Non-cash operating lease expense (benefit)	936	1,485
Stock-based compensation	4,838	5,540
Impairment of long-lived assets	—	6,763
Accretion of investments	(430)	(2,008)
Change in fair value of contingent liabilities	(3,757)	385
Gain on reduction in lease liability due to lease termination	—	(1,395)
Loss on lease component termination	11,145	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,668)	1,021
Operating lease liability	(2,922)	(3,579)
Deferred revenue	—	(109,164)
Accounts payable	(1,793)	(595)
Accrued expenses and other liabilities	(1,809)	(5,394)
Security deposit	(20)	—
Net cash used in operating activities	(67,324)	(87,799)

Cash flows from investing activities
Acquisition of property and equipment	(1,813)	(987)
Sale of property and equipment	59	—
Acquisition of fixed maturity securities, available for sale	(157,970)	(35,575)
Sale of fixed maturity securities, available for sale	82,402	121,702
Net cash provided (used in) by investing activities	(77,322)	85,140

Cash flows from financing activities
Proceeds from issuance of common stock and ESPP	625	120
Proceeds from PIPE, net of issuance costs	126,385	—
Net cash provided by financing activities	127,010	120

Net decrease in cash, cash equivalents, and restricted cash	(17,636)	(2,539)

Cash, cash equivalents and restricted cash, beginning of period	65,011	61,213

Cash, cash equivalents and restricted cash, end of period	$47,375	$58,674

Supplemental disclosure of cash and non-cash operating activities:
Recognition of ROU asset and lease liability at lease commencement	5,245	—
Remeasurement of lease liability modification	(8,396)	(7,850)
Remeasurement of right-of-use asset modification	(7,054)	(6,455)

See accompanying notes to the consolidated financial statements.

CENTURY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share amounts)

Note 1—Organization and description of the business

Century Therapeutics, Inc. (the “Company”) is an innovative biotechnology company developing transformative allogeneic cell therapies to create products for the treatment of Type 1 diabetes and other autoimmune diseases. Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities, building infrastructure and raising capital. The Company is incorporated in the state of Delaware.

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

Since inception, the Company has incurred negative cash flows from operations and net losses in most periods. During the three and nine months ended September 30, 2026, the Company recognized a net loss of $23,453 and $79,648, respectively, and the Company used $67,324 of cash in operating activities during the nine months ended September 30, 2026. Cash and cash equivalents and investments were $174,125 at September 30, 2026. Management expects to incur additional losses in the future to fund its operations and conduct product research and nonclinical and clinical development and recognizes the need to raise additional capital to fully implement its business plan. The Company believes it has adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements.

Note 2—Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the interim period reporting requirements of Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2026, and the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, the consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for any interim period are not necessarily indicative of results for the year ending December 31, 2026 or for any other subsequent interim period. The consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash, cash equivalents, U.S. Treasury bills and bonds, as well as corporate bonds. Cash and cash equivalents, as well as short and long-term investments include a checking account and asset management accounts held by a limited number of financial institutions. At times, such deposits may be in excess of insured limits. As of September 30, 2026 and December 31, 2025, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted cash

As of September 30, 2026 and December 31, 2025, the Company had $2,359 and $3,158, respectively, in cash on deposit to secure certain lease commitments. Restricted cash is recorded separately in the Company’s consolidated balance sheets.

The following provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash as reported in the consolidated balance sheets to the amounts reported in the consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$45,016	$61,853
Restricted cash	2,359	2,359
Restricted cash included in prepaid and other current assets	—	799
Cash, cash equivalents, and restricted cash	$47,375	$65,011

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

Intangible Assets

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If the carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. For the nine months ended September 30, 2026 and September 30, 2025, there were no impairment charges on the Company’s indefinite-lived intangible assets.

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

Note 3—Financial instruments and fair value measurements

The following table sets forth the Company’s assets that were measured at fair value as of September 30, 2026 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$37,443	—	—	37,443
U.S. Treasury	—	20,527	—	20,527
Corporate bonds	—	108,582	—	108,582
Total	$37,443	$129,109	$—	$166,552

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

There were no transfers between levels during the period ended September 30, 2026. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of September 30, 2026:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$20,670	—	(143)	20,527
Corporate bonds	109,524	1	(943)	108,582
Total	$130,194	$1	$(1,086)	$129,109

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities are as follows as of December 31, 2025:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury	$4,604	$2	$—	$4,606
Corporate bonds	50,578	83	(6)	50,655
Total	$55,182	$85	$(6)	$55,261

The following table provides the maturities of our fixed maturity available-for-sale securities:

	September 30, 2026	December 31, 2025
Less than one year	$72,185	$55,261
One to five years	56,924	—
Total	$129,109	$55,261

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

At September 30, 2026 and December 31, 2025, the Company had 142 and 17 available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses, respectively. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated BBB+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of September 30, 2026 and December 31, 2025, accrued interest receivable on available-for-sale investment debt securities totaling $1,202 and $393, respectively, is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

The following is a rollforward of the components of the Company’s contingent consideration liability. See Note 7, “Commitments and contingencies.”

Milestone
Balance as of December 31, 2025	$3,757
Changes in fair value	(3,757)
Balance as of September 30, 2026	$-

	Gadeta	Holdback Shares	Milestone	Total
Balance as of December 31, 2024	$413	$625	$7,700	$8,738
Changes in fair value	-	(254)	638	384
Balance as of September 30, 2025	$413	$371	$8,338	$9,122

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

December 31, 2025
Milestone:
Probability adjusted value of payments	$4,000
Discount rate	11.2%
Discount period (years)	0.5

Note 4—Property and equipment, net

The following is a summary of property and equipment, net:

	September 30, 2026	December 31, 2025
Lab equipment	$26,097	$32,695
Leasehold improvements	47,212	61,647
Construction in progress	898	105
Computer software and equipment	2,454	2,958
Furniture and fixtures	1,372	1,221
Total	78,033	98,626
Less: Accumulated depreciation	(45,201)	(48,600)
Property and equipment, net	$32,832	$50,026

Depreciation expense was $2,185 and $7,804 for the three and nine months ended September 30, 2026, respectively, and $3,129 and $9,551 for the three and nine months ended September 30, 2025, respectively. In connection with the partial lease termination in June 2026, as disclosed in Note 8, the Company disposed of certain leasehold improvements, furniture, fixtures, and equipment associated with the facility for nominal consideration. The disposed assets had a gross carrying value of approximately $22,146 and related accumulated depreciation of approximately $11,001 as of the disposal date, which resulted in a loss on lease component termination of $11,145 within the consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2026.

Note 5—Accrued expenses and other liabilities

The following is a summary of accrued expenses:

	September 30, 2026	December 31, 2025
Payroll and bonuses	$4,344	$4,632
Accrued clinical trial related costs	1,011	2,125
Professional and legal fees	1,862	1,595
Operating lease liability, current	3,845	3,324
Total accrued expenses and other liabilities	$11,062	$11,676

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

During the three and nine months ended September 30, 2026, the Company did not make any cash payments nor incur research and development expenses related to the FCDI agreements.

During the three and nine months ended September 30, 2025, the Company made payments of $9 and $1,924 and incurred research and development expenses of $981 and $5,152, respectively, recorded within research and development expenses in its consolidated statements of operations and comprehensive income (loss).

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

During the three and nine months ended September 30, 2026, the Company did not make any cash payments nor incur research and development expenses related to the Master Service Agreement. The Company incurred $0 and $6 during the three and nine months ended September 30, 2025, respectively.

iCELL Inc. Sublicense Agreement

In March 2020, the Company entered into a Sublicense Agreement with iCELL Inc. (“iCELL”) whereby iCELL granted the Company a license for certain patents and technology. The Company will pay iCELL royalties in the low single digits on net sales of the licensed product. In addition to the earned royalties, the Company will pay sales milestones, not to exceed $70,000, for the sales of the licensed product. iCELL is also eligible to receive payments of up to $4,250 in development and regulatory approval milestone payments. No milestones or royalties were due as of September 30, 2026 or December 31, 2025.

Clade Therapeutics

In connection with the acquisition of Clade in 2024, the Company was subject to a contingent milestone payment to the shareholders of Clade. As the clinical milestone was not achieved as of the milestone date, the Company derecognized the contingent liability in the second quarter of 2026 which resulted in a gain within general and administrative expense on the consolidated statements of operations and comprehensive income (loss) of $3,757 for the nine months ended September 30, 2026.

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

The agreement remains in effect until terminated and may be terminated by the Company for convenience upon prior written notice or by either party for material breach, subject to specified cure periods. Certain provisions, including payment obligations, indemnification obligations and confidentiality obligations, survive termination. During both the three and nine months ended September 30, 2026, the Company made payments of $450 and incurred $450 in research and development expenses. During the three and nine months ended September 30, 2025, no expenses were incurred nor payments made related to the Catalent License.

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

During both the three and nine months ended September 30, 2026, the Company did not make any payments related to the MSK Agreement. At September 30, 2026, $250 was included in Accounts payable on the balance sheet, and the Company incurred $250 in research and development expenses during both the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, no expenses were incurred nor payments made related to the MSK Agreement.

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

The maximum potential future undiscounted payments the Company may be obligated to make under the Lease Guaranty, including base rent and property operating costs, are approximately $14,949, which is not reduced by any amounts that may be recovered under the recourse provisions described below. Guaranteed base rent payments begin December 1, 2026 following the replacement tenant’s rent abatement period. The Company would be required to perform under the Lease Guaranty only upon nonpayment by the replacement tenant of its obligations. Based on the Company’s assessment of the replacement tenant’s financial condition, the Company considers the likelihood of being required to perform under the guarantee to be remote.

At inception, the Company recognized a liability of $666 for the estimated fair value of the Lease Guaranty, which is included in other long-term liabilities. The estimated fair value was based on a low probability of expected performance on the guarantee, discounted over the term of the guarantee period. No contingent loss has been accrued because a loss under the guaranty is not considered probable. The Company will reduce the liability on a systematic and rational basis as it is released from risk over the term of the guaranty.

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

Note 8—Leases

The Company has commitments under operating leases for certain facilities used in its operations. The Company maintains security deposits on certain leases in the amounts of $95 and $211 within security deposits and non-current assets in its consolidated balance sheets at September 30, 2026 and December 31, 2025, respectively.

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

Following the reduction in force that occurred in July 2025, the Company evaluated the right-of-use asset for impairment as a result of this change in strategy and recorded an impairment charge of $6,763 during the third quarter of 2025.

The following table reflects the components of lease expense:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease expense:
Fixed lease cost	$1,167	$2,599	$4,381	$6,079
Variable lease cost	701	697	2,667	2,086
Gain on lease modification	—	(1,395)	—	(1,395)
Total operating lease expense	$1,868	$1,901	$7,048	$6,770

The following table reflects supplemental balance sheet information related to leases:

		As of	As of
		September 30,	December 31,
	Location in Balance Sheet	2026	2025
Operating lease right-of-use asset, net	Operating lease right-of-use assets	$13,394	$16,139
Operating lease liability, current	Accrued expenses and other liabilities	3,845	3,324
Operating lease liability, long-term	Operating lease liability, long-term	33,647	40,241
Total operating lease liability		$37,492	$43,565

The following table reflects supplemental lease term and discount rate information related to leases:

	As of September 30, 2026	As of December 31, 2025
Weighted-average remaining lease terms - operating leases	7.2 years	7.0 years
Weighted-average discount rate - operating leases	10.7%	10.2%

The following table reflects supplemental cash flow information related to leases as of the periods indicated:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Operating cash flows from operating leases	$(2,922)	$(3,579)

The following table reflects future minimum lease payments under noncancelable leases as of September 30, 2026:

Operating Leases
2026	$2,087
2027	7,392
2028	7,586
2029	7,786
2030	7,991
Thereafter	20,812
Total lease payments	53,654
Less: Imputed interest	(16,162)
Total	$37,492

Note 9—Income taxes

During the nine months ended September 30, 2026 and 2025, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in the U.S. due to its uncertainty of realizing a benefit from those items.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. While the Company utilized a portion of its existing net operating loss carryforwards during tax year 2023, the Company has considered its history of cumulative net losses in the U.S., estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. deferred tax assets. As a result, as of September 30, 2026, the Company has recorded a full valuation allowance against its net deferred tax assets, exclusive of its deferred tax liability on in-process research and development (“IPR&D”) in the U.S.

Note 10—Basic and diluted net income (loss) per common share

The Company’s potentially dilutive securities, which include Restricted Stock Units (“RSUs”), restricted stock, warrants, and stock options to purchase shares of the Company’s common stock, have been included in the computation of dilutive net income (loss) per share as applicable. The Company excluded the following potential shares of common stock presented based on amounts outstanding at each stated period end, from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 because including them would have an anti-dilutive effect.

	Three and Nine Months Ended
	September 30,	September 30,
	2026	2025
Stock options to purchase common stock	10,741,030	9,399,774
Unvested restricted stock units	6,194,219	6,627,998
Warrants	58,727,657	32,009
Total	75,662,906	16,059,781

Note 11—Defined contribution plan

The Company has a 401(k) Employee Savings Plan (“401(k) Plan”) that is available to all employees of the Company. The Company has elected a Safe-Harbor provision for the 401(k) Plan in which participants are always fully vested in their employer contributions. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions. Contributions are made in cash. During the three and nine months ended September 30, 2026, the Company made $353 and $728, respectively, in contributions under the 401(k) Plan. During the three and nine months ended September 30, 2025, the Company made $283 and $912, respectively, in contributions under the 401(k) Plan. Contribution expense has been recognized in the consolidated statements of operations for each period.

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

Upon adoption of the 2021 Incentive Plan, the Company was authorized to issue 5,481,735 shares of Common Stock under the 2021 Incentive Plan (which represents 5,640,711 shares of Common Stock initially available for grant under the 2021 Incentive Plan less 158,976 shares of Common Stock reserved for issuance upon the exercise of previously granted stock options that remain outstanding under the 2018 Incentive Plan). The number of shares of common stock initially reserved for issuance under the 2021 Incentive Plan shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, in an amount equal to the least of (i) five percent (5%) of the outstanding common stock on the immediately preceding December 31, or (ii) such number of common stock determined by the Board of Directors no later than the immediately preceding December 31. For 2026, the 2021 Incentive Plan reserved shares were increased under clause (i) by 4,375,955 shares, effective as of January 1, 2026. As of September 30, 2026, there were 4,376,830 shares available for issuance under the 2021 Incentive Plan.

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

The Company recognizes the costs of the stock-based compensation as the employees vest in the awards.

As of September 30, 2026, the Company had reserved shares of common stock for issuance as follows:

Shares
Options and RSUs issued and outstanding	16,935,249
Shares available for future stock option and RSU grants	4,376,830
Shares available for employee stock purchase plan	528,322
Total	21,840,401

The shares of Common Stock available under the 2021 Incentive Plan as of September 30, 2026 are as follows:

Shares
Balance December 31, 2025	4,175,446
Shares reserved for issuance	4,375,955
Options granted	(3,867,741)
RSUs granted	(2,264,543)
Options and RSUs forfeited / cancelled	1,957,713
Balance September 30, 2026	4,376,830

Stock Options

The following table summarizes stock option activity for the nine month period ended September 30, 2026:

		Weighted Average
			Remaining	Aggregate
			Contractual	Intrinsic
			Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Outstanding January 1, 2026	9,105,976	$4.30	5.75	$649
Granted	3,867,741	1.94	—	—
Exercised	(371,415)	1.49	—	88
Forfeited	(145,137)	2.32	—	37
Cancelled	(1,716,135)	8.63	—	4
Outstanding, September 30, 2026	10,741,030	$5.19	7.52	$1,995
Exercisable at September 30, 2026	5,301,322	$5.16	5.97	$991

The weighted average grant date fair value of awards for options granted during the nine months ended September 30, 2026 was $1.27. As of September 30, 2026, there was $5,950 of total unrecognized compensation expense related to unvested stock options with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.86 years. The aggregate intrinsic value of options vested and exercisable as of September 30, 2026 and 2025 is calculated based on the difference between the exercise price and the fair value of our common stock. The intrinsic value of options exercised in 2026 and 2025 was $88 and $37, respectively.

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

The weighted-average assumptions used to calculate the fair value of stock options granted are as follows:

	September 30, 2026	December 31, 2025
Expected dividend rate	—	—
Expected option term (years)	6.00	6.03
Expected volatility	82.72%	79.28%
Risk-free interest rate	3.65%	3.96%

Stock-based compensation expense recorded under ASC 718 related to stock options granted and common stock issued under the 2021 Employee Stock Purchase Plan (the “ESPP”) were allocated to research and development and general and administrative expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Research and development	$772	$562	$2,432	$3,636
General and administrative	671	329	2,406	1,903
Total stock-based compensation	$1,443	$891	$4,838	$5,539

Stock-based compensation expense by award type included within the consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Stock options	$715	675	2,612	$4,175
Restricted stock units	686	207	2,160	1,246
Restricted stock awards	—	—	—	40
Employee stock purchase plan	42	9	66	78
Total stock-based compensation	$1,443	891	4,838	$5,539

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2026:

		Weighted Average
	Shares	Grant Date Fair Value
Total Unvested December 31, 2025	5,645,957	$0.85
Granted	2,264,543	1.89
Forfeited	(96,441)	1.57
Vested	(1,619,840)	1.09
Total Unvested September 30, 2026	6,194,219	$1.15

As of September 30, 2026, there was $5,742 of total unrecognized compensation expense related to the unvested restricted stock units with time-based vesting terms, which is expected to be recognized over a weighted average period of 2.74 years.

Employee Stock Purchase Plan

The ESPP was adopted by the Board of Directors in May 2021. A total of 564,071 shares of common stock were initially reserved for issuance under this plan, which shall be increased, upon approval by the Board of Directors, on January 1, 2022 and each January 1 thereafter, to the lesser of (i) one percent (1%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the Board of Directors no later than the last day of the immediately preceding fiscal year. For 2022, the ESPP reserved shares were increased under clause (i) by 550,055 shares, effective as of January 1, 2022. For 2023, 2024, 2025 and 2026, the board waived the annual increase to the shares reserved under the ESPP. As of September 30, 2026, there were 528,322 shares available for issuance, under the ESPP.

Note 13—Common Stock

At-The-Market

The Company has a Sales Agreement (the “Sales Agreement”), with Cowen and Company, LLC, (“Cowen”) to provide for the offering, issuance and sale of up to an aggregate amount of $150,000 of common stock from time to time in “at-the-market” offerings (the “ATM Program”). Shares of common stock pursuant to the ATM Program were previously made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-265975) (the “Prior Shelf”). Upon the expiration of the Prior Shelf, the Company filed a new shelf registration statement on Form S-3 (File No. 333-288616) (the “New Shelf”), which became effective in January 2026. The Company filed a prospectus supplement to the New Shelf for the ATM Program in March 2026. During the nine months ended September 30, 2026, and 2025, the Company did not have any sales in the ATM Program.

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

The Company evaluated both instruments under ASC 480, Distinguishing Liabilities from Equity, and concluded that neither represents an ASC 480 liability. Neither instrument (i) embodies an unconditional obligation to redeem by transferring assets, (ii) embodies an obligation to repurchase the Company's shares by transferring assets, or (iii) embodies an obligation settleable in a variable number of shares with a monetary value based predominantly on a fixed amount, variations in something other than the fair value of the Company’s shares, or variations inversely related to the Company’s share price.

The Company further evaluated whether the instruments meet the definition of a derivative under ASC 815. Both instruments meet the definition of a derivative; however, the Company concluded that they qualify for the scope exception in ASC 815-10-15-74(a) for contracts that are both indexed to the Company’s own stock and classified in stockholders’ equity. Under the two-step indexation framework in ASC 815-40-15, neither the exercise contingencies nor the settlement provisions preclude indexation. Under the equity classification guidance in ASC 815-40-25, both instruments meet all applicable conditions, including that settlement is in the Company’s shares, the Company has sufficient authorized and unissued shares, and settlement is within the Company’s control.

Accordingly, both the pre-funded warrants and common stock warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Collaboration revenue	$—	$—	$—	$109,164
Less cost and expense:
Research and development
Personnel and related costs	$6,653	$8,344	$18,001	$28,043
Facility and other allocated costs	3,110	6,194	10,167	17,041
Research and laboratory	7,574	7,315	24,497	27,285
Other research and development	723	673	2,095	3,603
General and administrative	7,146	6,835	19,512	23,047
Impairment of long-lived assets	—	6,763	—	6,763
Loss on lease component termination	—	—	11,145	—
Other segment income	(1,753)	(1,702)	(5,769)	(6,209)

Net income (loss)	$(23,453)	$(34,422)	$(79,648)	$9,591

Other segment income includes interest income and other income (expense).

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

Overview

We are a biotechnology company harnessing the power of iPSC therapies to develop potentially curative cell therapy products for type 1 diabetes (“T1D”) and other autoimmune diseases. Our islet replacement therapy and chimeric antigen receptor T-cell (“CAR-Ts”) programs are allogeneic, meaning they are derived from healthy donors for use in any patient, rather than being sourced from an individual for their own specific use, as is the case with autologous CAR-Ts. As a result, we believe such “off-the-shelf” therapies have the potential to overcome the limitations of first-generation cell therapies by providing readily available treatments more quickly, reliably, at greater scale, and to a broader patient population. What we believe sets us apart from other allogeneic approaches is our focus on iPSCs, which possess the unique ability to self-renew indefinitely and differentiate into any cell type, enabling virtually unlimited genetic editing, consistent reproducibility, and scalable manufacturing. Core and complimentary to our iPSC platform and expertise is our comprehensive suite of proprietary genetic edits that underpin our engineered allogeneic cell therapy platform. This includes:

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

We are leveraging our expertise in cellular reprogramming, differentiation, genetic engineering, and manufacturing to develop therapies with the potential to provide enhanced clinical outcomes compared to existing cell therapy technologies and available therapeutic options. We are unique in the breadth of cell types we can generate from iPSCs, including iPSC-derived islet cells, iPSC-derived CD4+ and CD8+

ab T cells, (“ab iT cells”), and iPSC-natural killer cells (“iNK cells”), among other cell types. We believe this capability enables optimal matching of cell characteristics to disease indication, ensuring we target the right cell for the right indication and the right patient. Core to our unique approach is engineering a suite of precise gene edits into each product that are designed to safely prevent rejection by the patient’s own immune system to enable durable, potentially curative, effects.

Our vision is to become a premier, fully integrated biotechnology company by developing and ultimately commercializing off-the-shelf allogeneic cell therapies that dramatically and positively transform the lives of patients suffering from life-threatening diseases–focusing first on T1D and other autoimmune diseases. With our allogeneic, gene-edited cell therapy platform, we are uniquely positioned to address many diseases in innovative ways: particularly when disease is driven by patient cells that are lost and need replacing, such as in T1D, or have abnormal function and need to be removed, such as in B-cell mediated autoimmune diseases. To achieve our vision, our world-class team is applying its decades of collective experience in cell therapy and drug development, manufacturing, and commercialization.

CNTY-813 is our iPSC-derived islet replacement therapy for T1D and our lead pipeline program. CNTY-813 is engineered with Allo-Evasion™ 5.0. We continue to advance CNTY-813 through IND-enabling studies and expect to submit an IND for CNTY-813 in the fourth quarter of 2026. We anticipate initial clinical data in the second half of 2027, subject to completion of remaining IND-enabling studies and regulatory clearance. In June 2026, at the American Diabetes Association 86th Scientific Sessions, we presented nonclinical data showing that CNTY-813 islets rapidly restored normoglycemia in STZ-induced diabetic mice and that Allo-Evasion™ 5.0 protected CNTY-813 from rejection in a humanized mouse, amongst other findings. In August, following a successful pre-IND meeting with the FDA, we announced that we reached general alignment on the nonclinical data package, the proposed Phase 1 manufacturing process and the Phase 1/2 clinical trial design. In October 2026, we presented updated data showing that in a study lasting over eleven months, CNTY-813 maintained glycemic control in a diabetic mouse model until CNTY-813’s graft removal. These new data further highlighted CNTY-813’s anticipated readiness for clinical testing via demonstration of drug product consistency across five clinical-scale runs, glycemic control in a diabetic mouse model after extended drug product cold storage, and successful engraftment of CNTY-813 via the intended clinical route of administration.

We also continue to advance CNTY-308, a CD19-targeted CD4+/CD8+ ab CAR-iT cell therapy engineered with Allo-Evasion™ 5.0, being developed as a potential treatment for B-cell-mediated diseases. In previously presented nonclinical studies, CNTY-308 demonstrated functional comparability to primary CAR-T cells, including target-mediated proliferation, cytokine secretion, and long-term persistence. We expect CNTY-308 to enter the clinic in 2026.

In January 2026, we entered into a securities purchase agreement with the 2026 Investors in connection with the 2026 Private Placement.

Based on our current business plans, we believe our cash, cash equivalents and investments as of September 30, 2026 of $174.1 million will be sufficient for us to fund our operating expenses and capital expenditure requirements into the first quarter of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We anticipate that our expenses and operating losses will increase substantially over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

●	continue to advance our iPSC cell therapy platforms;
●	progress nonclinical and clinical development of our product candidates;
●	seek to discover and develop additional product candidates;
●	expand and validate our own clinical-scale cGMP facilities;
●	seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
●	maintain, expand, protect, and enforce our intellectual property portfolio;

●	acquire or in-license other product candidates and technologies;
●	incur additional costs associated with operating as a public company, which will require us to add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts; and
●	increase our employee headcount and related expenses to support these activities.

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

We anticipate that we will need to raise additional financing in the future to fund our operations, including funding for nonclinical studies, clinical trials and the commercialization of any approved product candidates. We intend to use the proceeds from such financings to, among other uses, fund research and development of our product candidates and development programs. Until such time, if ever, as we can generate significant product revenue, we expect to finance our operations with our existing cash, cash equivalents, and investments, any future equity or debt financings, and upfront and milestone and royalty payments, if any, received under future licenses or collaborations. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be adversely affected. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

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

Also on September 18, 2018, we entered into the Reprogramming License with FCDI. The Reprogramming License, as amended, provides us with a non-exclusive license under certain patents and know-how related to the reprogramming of human somatic cells to iPSCs and provides us access to iPSC lines for clinical use. Under the Reprogramming License, we are required to make certain developmental and regulatory milestone payments as well as royalty payments upon commercialization in the low single digits. In connection with the

Reprogramming License, we entered into the FCDI Collaboration Agreement with FCDI on October 21, 2019, pursuant to which we agreed to fund research and development work at FCDI pursuant to a research plan.

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

During the three and nine months ended September 30, 2026, we did not make any material payments nor incur material expenses related to the FCDI Agreements.

During the three and nine months ended September 30, 2025, we made payments of $0.1 million and $1.9 million and incurred research and development expenses of $0.1 million and $1.9 million.

iCELL Inc. and Distributed Bio, Inc.

We also have entered into a sublicense agreement with iCELL and a master services agreement with Distributed Bio, Inc. (“DBio”). See Note 7, “Commitments and contingencies” to our consolidated financial statements.

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

The agreement remains in effect until terminated and may be terminated by us for convenience upon prior written notice or by either party for material breach, subject to specified cure periods. Certain provisions, including payment obligations, indemnification obligations and confidentiality obligations, survive termination. During both three and nine months ended September 30, 2026, the Company made payments of $450 and incurred $450 in research and development expenses. During the three and nine months ended September 30, 2025, no expenses were incurred nor payments made related to the Catalent License.

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

During both the three and nine months ended September 30, 2026, the Company did not make any payments related to the MSK Agreement. At September 30, 2026, $250 was included in Accounts payable on the balance sheet, and the Company incurred $250 in research and development expenses during both the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, no expenses were incurred nor payments made related to the MSK Agreement.

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

Research and development activities account for a significant portion of our operating expenses. We anticipate that our research and development expenses will increase for the foreseeable future as we expand our research and development efforts including expanding the capabilities of our iPSC cell therapy platforms, identifying product candidates, progressing nonclinical studies and clinical trials, seeking regulatory approval of our product candidates, and incurring costs to acquire and license technologies aligned with our goal of translating iPSCs to therapies. A change in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates.

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

We incurred no impairment expense during the three and nine months ended September 30, 2026, and $6.76 million during the three and nine months ended September 30, 2025.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and investment balances.

Income taxes

Due to historical losses, we maintain a full valuation allowance against the unrealizable portion of our deferred tax assets.

Results of operations

Comparison of the three months ended September 30, 2026 and 2025.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025	Change

	(in thousands)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	18,060	22,526	(4,466)
General and administrative	7,146	6,835	311
Impairment of long-lived assets	—	6,763	(6,763)
Total operating expenses	25,206	36,124	(10,918)
Income (loss) from operations	(25,206)	(36,124)	10,918
Other income:
Interest income	1,753	1,605	148
Other income, net	—	97	(97)
Total other income	1,753	1,702	51
Net loss	$(23,453)	$(34,422)	$10,969

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025	Change

	(in thousands)
Personnel and related costs	$6,653	$8,344	$(1,691)
Facility and other allocated costs	3,110	6,194	(3,084)
Research and laboratory	7,574	7,315	259
Other	723	673	50
Total research and development expense	$18,060	$22,526	$(4,466)

Research and development expenses were $18.1 million and $22.5 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $4.4 million was primarily due to the following, partially offset by an increase in research and laboratory expenses of $0.3 million:

●	a decrease in personnel and related costs of $1.7 million due to a reduction in research and development staff; and

●	a decrease in facility and other allocated costs of $3.1 million primarily due to the portfolio prioritization.

General and administrative expenses

General and administrative expenses were $7.1 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively. This increase was primarily due to the gain on lease modification in the prior year.

Impairment of long-lived assets

Impairment of long-lived assets was $0 and $6.8 million for the three months ended September 30, 2026 and 2025, respectively. This decrease was due to an impairment charge taken on a portion of the Company’s Philadelphia headquarters in the prior year.

Interest income

Interest income was $1.8 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Results of operations

Comparison of the nine months ended September 30, 2026 and 2025.

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	Change

	(in thousands)
Collaboration revenue	$—	$109,164	$(109,164)
Operating expenses:
Research and development	54,760	75,972	(21,212)
General and administrative	19,512	23,047	(3,535)
Loss on lease component termination	11,145	—	11,145
Impairment of long-lived assets	—	6,763	(6,763)
Total operating expenses	85,417	105,782	(20,365)
Income (loss) from operations	(85,417)	3,382	(88,799)
Other income:
Interest income	5,754	6,037	(283)
Other income, net	15	172	(157)
Total other income	5,769	6,209	(440)
Net income (loss)	$(79,648)	$9,591	$(89,239)

Collaboration revenue

During the nine months ended September 30, 2026 and 2025, we recognized revenue of $0 and $109.2 million under the BMS Collaboration Agreement, respectively. See Note 6, “Bristol-Myers Squibb Collaboration” to our consolidated financial statements for additional information. The BMS Collaboration Agreement was terminated, effective as of March 12, 2025. As such, we recognized the remaining transaction price of $109.2 million as collaboration revenue during the nine months ended September 30, 2025. There will be no future collaboration revenues recognized under the BMS Collaboration Agreement.

Research and development expenses

The following table summarizes the components of our research and development expenses for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	Change

	(in thousands)
Personnel and related costs	$18,001	$28,043	$(10,042)
Facility and other allocated costs	10,167	17,041	(6,874)
Research and laboratory	24,497	27,285	(2,788)
Other	2,095	3,603	(1,508)
Total research and development expense	$54,760	$75,972	$(21,212)

Research and development expenses were $54.8 million and $76.0 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $21.2 million was primarily due to:

●	a decrease in personnel and related costs of $10.0 million due to a reduction in research and development staff announced in the prior year;
●	a decrease in facility and other allocated costs of $6.9 million primarily due to the portfolio prioritization; and
●	a decrease in research and laboratory expenses of $2.8 million primarily due to reduced spending on clinical trial related expenses for CNTY-101.

General and administrative expenses

General and administrative expenses were $19.5 million and $23.0 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease was primarily due to a reduction in personnel, and remeasurement of the contingent consideration liability offset by an increase in facility and other allocated costs due to the portfolio prioritization.

Loss on lease component termination

The loss on the termination of the partial lease was $11.1 million and $0 for the nine months ended September 30, 2026 and 2025, respectively. This increase was due to the partial termination of the lease of the Company’s Philadelphia, Pennsylvania headquarters.

Impairment of long-lived assets

Impairment of long-lived assets was $0 and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease was due to an impairment charge taken on a portion of the Company’s Philadelphia headquarters in the prior year.

Interest income

Interest income was $5.8 million and $6.0 million for the nine months ended September 30, 2026 and 2025, respectively, which related to interest earned on our cash, cash equivalents, and investment balances.

Liquidity, capital resources, and capital requirements

Sources of liquidity

To date, we have funded our operations from the issuance and sale of our equity securities, debt financing and collaboration revenues. Since our inception, we have raised approximately $792 million in net proceeds from the sales of our equity securities. As of September 30, 2026, we had cash and cash equivalents of $45.0 million and investments of $129.1 million. Based on our research and development plans, we believe our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2029. Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. We had an accumulated deficit of $871.6 million as of September 30, 2026.

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

Future funding requirements

We expect to incur additional losses in the foreseeable future as we conduct and expand our research and development efforts, including conducting nonclinical studies and clinical trials, developing new product candidates, establishing internal and external manufacturing capabilities, and funding our operations generally. We anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Our future capital requirements will depend on many factors, including:

●	the scope, timing, progress, costs, and results of discovery, nonclinical development, and clinical trials for our current and future product candidates;
●	the number of clinical trials required for regulatory approval of our current and future product candidates;
●	the costs, timing, and outcome of regulatory review of any of our current and future product candidates;
●	the cost of manufacturing clinical and commercial supplies of our current and future product candidates;
●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing, and prosecuting patent applications, obtaining, maintaining, protecting, and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon, misappropriating, or violating their intellectual property rights;
●	our ability to maintain existing, and establish new, strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	expenses to attract, hire, and retain skilled personnel;
●	costs of operating as a public company;
●	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products, and technologies.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(67,324)	$(87,799)
Investing activities	(77,322)	85,140
Financing activities	127,010	120
Net decrease in cash, cash equivalents, and restricted cash	$(17,636)	$(2,539)

Operating activities

Net cash used in operating activities was $67.3 million and $87.8 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash used in operating activities during the nine months ended September 30, 2026 consisted primarily of our net loss of $79.6 million and a decrease of $8.2 million in our net operating assets and liabilities, offset by non-cash charges of $20.5 million. The non-cash charges consisted primarily of the loss on the terminated lease component of $11.1 million, $7.8 million for depreciation expense, stock-based compensation expense of $4.8 million, and non-cash operating lease expense of $0.9 million, partially offset by the change in fair value of the contingent consideration of $3.8 million with the remaining change due to the accretion of investments. The change in operating assets and liabilities was primarily due to a $2.9 million decrease in the operating lease liability, a $1.8 million decrease in accrued expenses and other liabilities, and a $1.7 million increase in prepaid expenses.

Net cash used in operating activities during the nine months ended September 30, 2025 consisted primarily of our net income of $9.6 million and non-cash charges of $20.3 million, offset by a decrease of $120.5 million in our net operating assets and liabilities. The non-cash charges of $20.3 million consisted primarily of $9.6 million for depreciation expense, non-cash operating lease expense of $1.5 million, and stock-based compensation expense of $5.5 million, impairment of long-lived assets of $6.8 million, gain on reduction in lease liability due to lease termination of $1.4 million, and gain on contingent consideration liability of $0.4 million, partially offset by amortization of marketable securities of $2.0 million. The change in operating assets and liabilities was primarily due to a $3.6 million decrease in operating lease liability, a $109.2 million decrease in deferred revenue due to the termination of the Collaboration Agreement with Bristol-Myers Squibb, and a $5.4 million decrease in accrued expenses.

Investing activities

Net cash used in investing activities was $77.3 million for the nine months ended September 30, 2026 and net cash provided by investing activities was $85.1 million for the nine months ended September 30, 2025. Cash used in investing activities for the nine months ended September 30, 2026 consisted primarily of the purchase of fixed maturity securities for $158.0 million and the purchase of property and equipment of $1.8 million, which was partially offset by proceeds from the sale of fixed maturity securities of $82.4 million.

Cash provided by investing activities for the nine months ended September 30, 2025 consisted primarily of the sale of fixed maturity securities of $121.7 million, which was partially offset by purchases of fixed maturity securities of $35.6 million.

Financing activities

Net cash provided by financing activities was $127.0 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. Cash provided by financing activities consisted primarily of $126.4 million in proceeds from the 2026 Private Placement.

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $0.1 million from issuance of our common stock from equity incentive plans pursuant to the exercise of employee stock options.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commitments as of September 30, 2026:

	Payments Due by Period
	1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$7,617	15,273	15,002	15,762	$53,654

Payment obligations under our license, collaboration, acquisition and merger agreements, and lease payment guaranty as of September 30, 2026 are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, royalties on net product sales, or the financial condition of an unrelated third party. As of September 30, 2026, the timing and likelihood of achieving the milestones and success payments and generating future product sales, or resuming payments on the terminated lease component, are uncertain and therefore, any related payments are not included in the table above. We also enter into agreements in the normal course of business for sponsored research, nonclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancelable upon written notice. These obligations and commitments are not included in the table above. See Note 7, “Commitments and contingencies” for additional information.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those described in our audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2026, except as noted above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We do not currently have any material exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Interest rate risk

We had cash, cash equivalents, and restricted cash of $47.4 million as of September 30, 2026, which consisted of bank deposits and money market funds. We also had investments of $129.1 million as of September 30, 2026. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2026, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2026.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense condition of Rule 10b5-1(c) trading arrangements under the Exchange Act.

Item 6. Exhibits.

Exhibit Number
3.1

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation, as amended, of Century Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-40498) filed on June 12, 2026)

3.2	Second Amended and Restated Bylaws of Century Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 001-40498) filed on March 16, 2023)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from Century Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

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

Century Therapeutics, Inc.

Date: November 12, 2026	By:	/s/ Brent Pfeiffenberger, PharmD, MBA
Brent Pfeiffenberger, PharmD, MBA
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Douglas Carr, CPA
Douglas Carr, CPA
Senior Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)